Form 10-Q
period 1996-03-31
EXPRESS AMERICA HOLDINGS CORP
filed 1996-05-15
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March  31, 1996
                              -----------------

                         Commission File Number 0-19799


                      EXPRESS AMERICA HOLDINGS CORPORATION
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                       86-0670679
- -------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 Two Renaissance Square, 40 North Central Avenue, 12th Floor, Phoenix, AZ 85004
 -------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (602) 417-8100
                                                  -----------------------



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


          4,877,860 Shares of Common Stock outstanding on May 10, 1996

                                      INDEX

 PART I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                           ----
           Item 1.       Financial Statements

                         (a)    Condensed Consolidated Financial Statements...........................       3

                         (b)    Notes to Condensed Consolidated Financial Statements..................       6


           Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                         Operations...................................................................       8

PART II.  OTHER INFORMATION

           Item 1.       Legal
                         Proceedings..................................................................      12

           Item 6.       Exhibits and Reports on Form 8-K.............................................      12

           Signatures.................................................................................      13

ITEM 1. FINANCIAL STATEMENTS

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                        March 31,         September 30,
                                                                           1996               1995
- -------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
Assets
    Cash and cash equivalents                                          $         700      $      1,858
    Investments                                                                2,377             2,100
    Accounts receivable                                                        1,410             1,253
    Notes receivable                                                           3,574             3,504
    Costs assigned to management contracts acquired, less
      accumulated amortization of  $1,295 and $638                            31,087            31,744
    Furniture, fixtures and equipment, less accumulated
      depreciation of $1,031 and $868                                          1,387             1,540
    Other assets                                                               2,103             1,496
                                                                      ---------------     -------------
Total assets                                                           $      42,638       $    43,495
                                                                      ===============     =============

- -------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
    Net liabilities of discontinued operations                         $       4,917      $      4,138
    Accounts payable and accrued expenses                                      2,937             3,297
                                                                      ---------------     -------------
           Total liabilities                                                   7,854             7,435
                                                                      ---------------     -------------

Redeemable preferred stock                                                         -               338
                                                                      ---------------     -------------

Stockholders' equity:
    Common stock $.01 par value, authorized
      10,000,000 shares, 5,377,860 shares issued
       and outstanding                                                            54                54
    Less:  Treasury stock, 500,000 shares                                      (2,008)          (2,008)
    Additional paid-in capital                                                 48,759           48,759
    Unrealized gain on investments                                                255                -
    Accumulated deficit                                                       (12,276)         (11,083)
                                                                      ---------------     -------------
           Total stockholders' equity                                          34,784            35,722
                                                                      ---------------     -------------

Total liabilities and stockholders' equity                             $       42,638      $     43,495
                                                                      ===============     =============

- -------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

                                                                           Three Months Ended               Six Months Ended
                                                                                March 31,                       March 31,
                                                                         1996              1995          1996              1995
- ----------------------------------------------------------------------------------------------------  ------------------------------

Revenues:

     Management and administrative fees                               $     3,011      $        ---   $     5,992     $         ---

     Distribution fees                                                        254               ---           466               ---

     Investment and other income                                              224               ---           353               ---
                                                                      ------------      ------------  ------------     -------------

           Total revenues                                                   3,489               ---          6,811              ---
                                                                      ------------      ------------  ------------     -------------

- ----------------------------------------------------------------------------------------------------  ------------------------------

Expenses:

     General and administrative                                             2,005               ---         4,180               ---

     Selling                                                                1,776               ---         3,123               ---

     Amortization                                                             352               ---           702               ---
                                                                      ------------      ------------  ------------     -------------

           Total expenses                                                   4,133               ---         8,005               ---
                                                                      ------------      ------------  ------------     -------------


Loss from continuing operations                                              (644)              ---        (1,194)              ---


Loss from operations of discontinued mortgage business                        ---               (76)          ---              (999)
                                                                      ------------      ------------  ------------     -------------


Net loss                                                               $      (644)      $       (76)  $   (1,194)      $      (999)
                                                                      ============      ============  ============     =============


- ----------------------------------------------------------------------------------------------------  ------------------------------


Loss per common share from continuing operations                      $     (0.13)    $         ---   $     (0.24)     $        ---
                                                                      ============      ============  ============     =============

Net loss per common share                                             $     (0.13)      $     (0.02)  $     (0.24)     $      (0.19)
                                                                      ============      ============  ============     =============

Shares used in per share calculation                                    4,877,860         4,913,071     4,877,860         5,124,105
                                                                      ============      ============  ============     =============

- ----------------------------------------------------------------------------------------------------  ------------------------------

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

                                                                                  For the Six Months
                                                                                    Ended March 31,
                                                                                1996              1995
- ----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                                                        $(1,194)         $   (999)
Adjustments to reconcile net loss to net cash used in
    operating activities:

      Loss from discontinued operations                                             ---               999

      Amortization and depreciation                                                 951               ---

      Increase in accounts receivable                                              (249)              ---

      Decrease in operating liabilities                                            (361)              ---
      Increase in other operating assets                                           (653)              (50)
                                                                              ----------       -----------
Net cash used in operating activities                                            (1,506)              (50)
                                                                              ----------       -----------

- ----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

      Sales of furniture, fixtures and equipment                                    115               ---

      Purchases of furniture, fixtures and equipment                               (208)              ---
      Cash provided by discontinued operations                                      779               613
                                                                              ----------       -----------
Net cash provided by investing activities                                           686               613
                                                                              ----------       -----------

- ----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

      Redemption of preferred stock                                                (338)             (338)
      Purchase of treasury stock                                                    ---            (2,008)
                                                                              ----------       -----------
      Net cash used in financing activities                                        (338)           (2,346)
                                                                              ----------       -----------
      Net decrease in cash and cash equivalents                                  (1,158)           (1,783)
      Cash and cash equivalents, beginning of period                              1,858             3,929
                                                                              ----------       -----------
Cash and cash equivalents, end of period                                       $    700          $  2,146
                                                                              ==========       ===========

- ----------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Interest paid                                                             $     35         $  1,235
     Income taxes paid                                                                2               30
     Income tax refunds received                                                    ---              269

- ----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      EXPRESS AMERICA HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         Principles of Consolidation. The accompanying condensed consolidated financial statements of Express America Holdings Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1995 which are included in the Company's Form 10-K for the fiscal year then ended.

         The condensed consolidated financial statements include the account of the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc., a registered investment advisor, and Pilgrim America Securities, Inc., a registered broker/dealer (collectively "Pilgrim America"). Pilgrim America commenced operations upon the Company's acquisition (the "Acquisition") of certain assets of Pilgrim Group, Inc. on April 7, 1995. The condensed consolidated financial statements also include the accounts of the Company's wholly-owned subsidiaries, Express America Funding Corporation, Express America Mortgage Corporation ("EAMC"), EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2, and the Company's wholly owned mortgage banking subsidiaries.

         Prior to April 7, 1995, the Company's principal business consisted of mortgage banking activities, including the origination, sale, and servicing of loans collateralized by first mortgages on residential real estate. On February 28, 1995 the Company announced the discontinuance of the remainder of its mortgage banking operations. Consequently, all of the operating results of the Company's mortgage banking activities are reported as loss from discontinued operations.

         Subsequent to the Acquisition on April 7, 1995, the continuing operating activities of the Company consisted primarily of providing investment management and related services through its subsidiaries to various open-end and closed-end investment companies operating under the Pilgrim and Pilgrim America names (the "Funds"). Accordingly, the results of continuing operations reported in the condensed consolidated financial statements reflect only such activities.

         Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

                      EXPRESS AMERICA HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represents the fair value of the investment management rights acquired in connection with the Acquisition and also represents the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs from the Acquisition. Such amounts are being amortized on a straight-line basis over 25 years.

(2)  INCOME TAXES

         Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realizations of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations.
Based on an evaluation of the realizability of the deferred tax asset, management has determined that it is not more likely than not that the Company will realize this tax benefit. Accordingly, a tax benefit has not been recorded in the accompanying condensed consolidated financial statements as of March 31, 1996 and for the three and six months then ended.

(3)  LONG TERM DEBT

         On January 25, 1996, the Company and its lender entered into a warehousing credit agreement (the "Agreement"), whereby the lender has agreed to provide the Company with up to $2,500,000 in financing to repurchase certain mortgage loans relating to the Company's discontinued mortgage banking business. Under the terms of the Agreement, the Company may borrow up to 80% of the lesser of: (i) the repurchase price of the related mortgage loan; (ii) the remaining principal balance of the mortgage loan; and (iii) the fair market value of the mortgage loan. Borrowings are collateralized by the related mortgage instruments and certain other of the Company's assets.

         As of March 31, 1996 the Company has borrowed $1.72 million under the Agreement.

         As of March 31, 1996 the Company had not borrowed any funds under its other credit agreement (the "Pilgrim America Agreement"), which provides for up to $16 million of term loans for general business purposes and up to $10 million of loans to finance commissions paid by the Company for sales of certain classes of shares of the Funds subject to a contingent deferred sales charge. For additional information on the credit agreement, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1995 which are included in the Company's Form 10-K for the fiscal year then ended.

         On April 19, 1996 the Company borrowed $1.5 million under the Pilgrim America Agreement. The proceeds were used for general business purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The  Company  is a  holding  company  that,  through  its  wholly-owned subsidiaries, provides investment management and related services for six open-end and two closed-end funds (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). The Company commenced its investment management operations on April 7, 1995, when it consummated the acquisition (the "Acquisition") of certain of the assets of Pilgrim Group, Inc. and its subsidiaries (now known as Atlas Financial Group, Inc. or "Atlas") for $28.1 million and the assumption of certain liabilities.

         Prior to the Acquisition, the Company had been engaged in the mortgage banking business, deriving revenues primarily from mortgage loan servicing and mortgage loan originations. On February 28, 1995, the Company announced the discontinuance of all remaining mortgage banking operations and is in the process of winding down its mortgage operations and selling its remaining mortgage banking related assets.

         Due to the Acquisition and the discontinuance of its mortgage banking operations, the Company does not believe that results of operations for the three and six month periods ended March 31, 1996 are comparable to the results of operations for the same periods in Fiscal 1995. Accordingly, the results of operations discussed herein are not being compared to the results of the Company's discontinued mortgage banking operations for the three and six month periods ended March 31, 1995.

Results of Operations

         The Company continued its emphasis on marketing its open-end Funds to the broker dealer community during the quarter through increased contact with the broker dealer community. During the period, two additional wholesalers were hired, bringing the total number of sales and marketing employees to twenty-four at March 31, 1996.

         The following table presents comparative quarterly data regarding Fund assets under management and Fund sales since the Acquisition on April 7, 1995:

                                            Pilgrim America Funds
                                   Selected Fund Data (Unaudited)
                                             ($000,000)

                                                           Quarter Ended
                          ---------------------------------------------------------------------------
                            April 7,         June 30,    September 30,    December 31,     March 31,
                              1995             1995          1995            1995            1996
                           -----------      -----------   -----------     -----------   -------------
Direct Sales               $       --       $      2.2    $       6.8     $      11.3   $        31.5


Exchanges In (Out) (1)             --              1.6            0.2            (1.5)           (1.8)


Redemptions                        --            (10.8)         (10.7)           (9.2)          (11.0)
                           -----------      -----------   -----------     -----------   -------------
Net Sales                  $       --       $     (7.0)  $       (3.7)    $       0.6            18.7
                           ===========      ===========   ===========     ===========   =============
Ending Net Assets (2)      $   1,297.0      $   1,321.3   $   1,347.7     $   1,372.6   $     1,413.1
                           ===========      ===========   ===========     ===========   =============

(1) Net exchanges from (to) the Company's sponsored money market fund.

(2)   Includes dividend reinvestments and market value changes.



Three Months Ended March 31, 1996.

         Revenues for the three months ended March 31, 1996 totaled $3.5 million. The major components of the Company's revenues are investment management and administrative fees and distribution fees. The fees are based on the average net assets managed by the Company. Net assets under management, which totaled $1.41 billion at March 31, 1996, increased by $40.5 million during the quarter. This increase resulted primarily from a $35.3 million increase in the market value of managed assets and $31.5 million in direct sales of mutual funds, offset by cash distributions paid to shareholders and Fund share redemptions (including exchanges to the Company's sponsored money market fund) of $13.5 million and $12.8 million, respectively.

         The Company's operating expenses, which totaled $4.1 million for the quarter, include general and administrative expenses of $2.0 million, selling expense of $1.8 million, and amortization expense of $352 thousand. General and administrative expenses include compensation and related expenses, occupancy and other operating expenses related to the Company's investment management operations and general corporate operations. Selling expenses are related to the distribution of the Company's open-end Funds and include related salaries, advertising and promotional expenses, production of marketing materials, and commissions and fees paid to various broker dealers in connection with the sale of Fund shares. Amortization expense is primarily amortization of costs assigned to management contracts acquired.

         The Company's net loss for the quarter was $644,000 or $0.13 per share, all of which was attributable to continuing operations.

         The Company recorded no gain or loss from the operations of its discontinued mortgage business during the three months ended March 31, 1996, compared to a loss from the discontinued mortgage business for the quarter ended March 31, 1995 of $76,000. The Company is continuing to wind down its discontinued mortgage business, and the estimated related net costs of such activities are included in the Company's condensed consolidated balance sheets under "Net liabilities of discontinued operations".


Six Months Ended March 31, 1996.

         Revenues for the six months ended March 31, 1996 totaled $6.8 million, comprised primarily of investment management and administrative fees and distribution fees. Fund assets under management increased by $65.4 million during the six month period. This increase resulted primarily from a $93.3 million increase in the market value of managed assets and $42.8 million in direct sales of mutual funds, offset by cash distributions paid to shareholders and fund share redemptions (including exchanges to the Company's sponsored money market fund) of $47.2 million and $23.5 million, respectively.

         The Company's net loss for the six month period ending March 31, 1996 was $1.2 million or $0.24 per share, all of which was attributable to continuing operations.

         The Company recorded no gain or loss from the operations of its discontinued mortgage business during the six months ended March 31, 1996, compared to a loss from the discontinued mortgage business for the same period ended March 31, 1995 of $1 million.


Liquidity

         The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Pilgrim America Agreement discussed in Note (3) to the accompanying condensed consolidated financial statements and in the Company's Annual Report filed on Form 10-K for the year ended September 30, 1995. Under the Pilgrim America Agreement, loans may be drawn until June 30, 1996 (the "Borrowing
Termination Date). The Company currently is negotiating an extension to the Borrowing Termination Date with its lender. Management believes that it will be successful in extending the Borrowing Termination Date or will be able to secure other sources of financing to fund its continuing investment management operations.

         The Company finances some of the repurchases of certain mortgages related to its discontinued mortgage banking operations with funds borrowed under the warehousing credit agreement discussed in Note (3) to the condensed consolidated financial statements included herein, and believes that it will have adequate cash necessary to continue expected future repurchases through this agreement and through other sources.


Recent Events

         Two closed-ends funds managed by the Company's wholly owned subsidiary, Pilgrim America Investments, Inc. (the "Investment Manager"), recently held Special Meetings of their Shareholders (each a "meeting") to vote on various proposals presented in proxies previously mailed to shareholders, all of which proposals were approved at the respective meetings.

         At the meeting for Pilgrim Regional BankShares, Inc., (the "Fund") held on March 15, 1996, the Fund's shareholders approved, among other proposals, an amendment to change the Fund's name to

Pilgrim America Bank and Thrift Fund, Inc. and a proposal that the Fund remain a closed-end investment company.

         At the meeting for Pilgrim America Prime Rate Trust (the "Trust") held on May 2, 1996, the Trust's shareholders approved, among other proposals, amendments to the Trust's fundamental investment policies to expand its ability to engage in borrowing transactions to the extent permitted under the Investment Company Act of 1940, which is currently defined as up to a maximum of 33-1/3% of a fund's total assets (including the amunt borrowed) less all liabilities other than borrowings. (As of March 31, 1996 the Trust's net assets were $862.6 million).

         The Trust has entered into a credit agreement dated May 10, 1996 which allows it to borrow up to $215 million with the ability to expand the commitment to $285 million. Management believes that approximately 85% of the committed amount will be invested continually in accordance with the Trust's investment policies. The Trust will only borrow if the Investment Manager believes that the costs of borrowing will be exceeded by the total return of the related investments.

         The Trust's shareholders also approved an amendment to the investment management agreement between the Trust and the Investment Manager to provide that the Trust pay the Investment Manager at the current rate schedule based on the expanded base of assets (the Trust's average daily net assets plus the proceeds of any outstanding borrowings). Based on current asset levels and the current rate schedule, the Trust will pay the Investment Manager a combined 0.75% on the proceeds of its borrowings for investment management and administrative services which will be provided to the Trust.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         The Company acquired its now discontinued mortgage banking operation from the Resolution Trust Corporation ("RTC") on May 16, 1991 following a competitive bidding process. The Company previously disclosed that the RTC filed a complaint in the United States District Court, District of Arizona on December 8, 1995, against the Company, Rauscher Pierce Refsnes, Inc., Smith Barney, Harris Upham & Co., Incorporated and five individuals and their spouses including the current CEO and CFO of the Company and two former officers of the Company. The complaint alleges various irregularities in the bidding process and the closing of the acquisition. The RTC has asked for at least $20 million in actual damages and at least $60 million in punitive damages from all defendants.

         The Company also is aware that the United States Attorney, District of Arizona, had been investigating this matter. On February 22, 1996, the Company was informed that the United States Attorney had completed the investigation and will not pursue the matter.

         The Company filed an Answer and a Motion to Dismiss with respect to the RTC action on February 16, 1996. The Motion to Dismiss states that most of the claims asserted by the RTC including the claim for punitive damages are defective as a matter of law and must be dismissed. The Answer contains both denials and affirmative defenses to the remaining claims asserted by the RTC.

         The Company believes that it has strong meritorious defenses and it will continue to vigorously defend itself against the RTC's claims.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Third Amendment to Credit Agreement dated as of April 19, 1996, by and among Pilgrim America Group, Inc., and First Bank National Association.

         27.0     Financial Data Schedules

(b)      Reports on Form 8-K.

         During the fiscal quarter ended March 31, 1996, the Company filed one Current Report on Form 8-K, relating to events occurring on February 16, 1996 and February 22, 1996.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  EXPRESS AMERICA HOLDINGS CORPORATION



Date:  May 14, 1996               By:  /s/ James R. Reis
                                       -------------------------
                                       James R. Reis
                                       Vice-Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)