Form 10-Q
period 1996-06-30
EXPRESS AMERICA HOLDINGS CORP
filed 1996-08-14
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June  30, 1996

                         Commission File Number 0-19799
                                                -------

                      EXPRESS AMERICA HOLDINGS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                  86-0670679
- -------------------------------              -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)



 Two Renaissance Square, 40 North Central Avenue, 12th Floor, Phoenix, AZ 85004
 ------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code     (602) 417-8100
                                                   -------------------


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


         4,877,860 Shares of Common Stock outstanding on August 9, 1996
         --------------------------------------------------------------

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----

           Item 1.       Financial Statements

                         (a)    Condensed Consolidated Financial Statements...........................    3

                         (b)    Notes to Condensed Consolidated Financial Statements..................    6


           Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                         Operations...................................................................    9

PART II.  OTHER INFORMATION

           Item 1.       Legal Proceedings...........................................................    12

           Item 6.       Exhibits and Reports on Form 8-K.............................................   12

           Signatures.................................................................................   13
                                       2

ITEM 1. FINANCIAL STATEMENTS

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                          June 30,  September 30,
                                                                              1996        1995
- -------------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                             $    480    $  1,858
    Investments                                                              2,435       2,100
    Accounts receivable                                                      1,543       1,253
    Notes receivable                                                         3,554       3,504
    Costs assigned to management contracts acquired, less
      accumulated amortization of  $1,619 and $638                          30,763      31,744
    Furniture, fixtures and equipment, less accumulated
      depreciation of $1,182 and $868                                        1,245       1,540
    Deferred acquisition costs less accumulated
     amortization of $64 and $1                                              1,270          65
    Other assets                                                               806       1,431
                                                                          --------    --------
Total assets                                                              $ 42,096    $ 43,495
                                                                          ========    ========

- -------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Liabilities:
    Net liabilities of discontinued operations                            $  3,965    $  4,138
    Accounts payable and accrued expenses                                    2,431       3,297
    Notes payable                                                            1,500         ---
                                                                          --------    --------
           Total liabilities                                                 7,896       7,435
                                                                          --------    --------
Redeemable preferred stock                                                     ---         338
                                                                          --------    --------

Stockholders' equity:
    Common stock $.01 par value, authorized
      10,000,000 shares, 5,377,860 shares issued
       and outstanding                                                          54          54
    Less:  Treasury stock, 500,000 shares                                   (2,008)     (2,008)
    Additional paid-in capital                                              48,759      48,759
    Unrealized gain on investments                                             313         ---
    Accumulated deficit                                                    (12,918)    (11,083)
                                                                          --------    --------
           Total stockholders' equity                                       34,200      35,722
                                                                          --------    --------
Total liabilities and stockholders' equity                                $ 42,096    $ 43,495
                                                                          ========    ========
- -------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                     Three Months Ended               Nine Months Ended
                                                          June 30,                         June 30,
                                                   1996              1995           1996              1995
- ------------------------------------------------------------------------------  -------------------------------
Revenues:

     Management and administrative fees        $      3,084      $      2,696   $      9,077      $      2,696
     Distribution fees                                  307               178            773               178
     Investment and other income                        214               172            567               172
                                               -------------     -------------  -------------     -------------
           Total revenues                             3,605             3,046         10,417             3,046
                                               -------------     -------------  -------------     -------------
- ------------------------------------------------------------------------------  -------------------------------
Expenses:
     General and administrative                       1,903             1,902          5,834             1,902
     Selling                                          1,818               753          4,941               753
     Amortization and depreciation                      526               452          1,477               452
                                               -------------     -------------  -------------     -------------
           Total expenses                             4,247             3,107         12,252             3,107
                                               -------------     -------------  -------------     -------------
Loss from continuing operations                        (642)              (61)        (1,835)              (61)

Loss from operations of discontinued
mortgage business                                       ---              (321)           ---            (1,320)
                                               -------------     -------------  -------------     -------------


Net loss                                       $       (642)     $       (382)  $     (1,835)     $      (1,381)
                                               =============     =============  =============     =============

- ------------------------------------------------------------------------------  -------------------------------
Loss per common share from
continuing operations                          $      (0.13)     $       (0.01) $       (0.38)    $       (0.01)
                                               =============     =============  =============     =============

Net loss per common share                      $      (0.13)     $       (0.08) $       (0.38)    $       (0.27)
                                               =============     =============  =============     =============

Shares used in per share calculation              4,877,860          4,877,860      4,877,860         5,042,023
                                               =============     =============  =============     =============

- ------------------------------------------------------------------------------  -------------------------------

See accompanying notes to condensed consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                    For the Nine Months
                                                                                       Ended June 30,
                                                                                1996               1995
- -----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                     $   (1,835)        $   (1,381)
Adjustments to reconcile net loss to net cash used in
    operating activities:
      Loss from discontinued operations                                             ---              1,320
      Amortization and depreciation                                               1,477                452
      Increase in accounts receivable                                              (340)            (1,438)
      Decrease in operating liabilities                                            (865)              (273)
      Increase in other operating assets                                           (676)              (840)
                                                                             -----------        -----------
Net cash used in operating activities                                            (2,239)            (2,160)
                                                                             -----------        -----------
- -----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Acquisition of business                                                       ---            (29,187)
      Dividends reinvested                                                          (22)               ---
      Sales of furniture, fixtures and equipment                                    129                210
      Purchases of furniture, fixtures and equipment                               (235)               ---
      Cash provided by (used in) discontinued operations                           (173)            33,031
                                                                             -----------        -----------
Net cash provided by (used in) investing activities                                (301)             4,054
                                                                             -----------        -----------
- -----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Term debt borrowings                                                        1,500                ---
      Redemption of preferred stock                                                (338)              (338)
      Purchase of treasury stock                                                    ---             (2,008)
                                                                             -----------        -----------
      Net cash provided by (used in)financing activities                          1,162             (2,346)
                                                                             -----------        -----------
      Net decrease in cash and cash equivalents                                  (1,378)              (452)
      Cash and cash equivalents, beginning of period                              1,858              3,929
                                                                             -----------        -----------
Cash and cash equivalents, end of period                                     $      480         $    3,477
                                                                             ===========        ===========
- -----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Interest paid                                                           $      103         $    1,313
     Income taxes paid                                                                2                 98
     Income tax refunds received                                                     12                269
     Liabilities assumed in acquisition of business                                 ---              3,063

- -----------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      EXPRESS AMERICA HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         Principles of Consolidation. The accompanying condensed consolidated financial statements of Express America Holdings Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1995 which are included in the Company's Form 10-K for the fiscal year then ended.

         The condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc., a registered investment advisor, and Pilgrim America Securities, Inc., a registered broker/dealer (collectively "Pilgrim America"). Pilgrim America commenced operations upon the Company's acquisition (the "Acquisition") of certain assets of Pilgrim Group, Inc. on April 7, 1995. The condensed consolidated financial statements also include the accounts of the Company's wholly-owned subsidiaries, Express America Funding Corporation, Express America Mortgage Corporation ("EAMC"), EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2, and the Company's wholly owned mortgage banking subsidiaries.

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

(2)  INCOME TAXES

         Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realizations of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations.
Based on an evaluation of the realizability of the deferred tax asset, management has determined that it is not more likely than not that the Company will realize this tax benefit. Accordingly, a tax benefit has not been recorded in the accompanying condensed consolidated financial statements as of June 30, 1996 and for the three and nine months then ended.

(3)  LONG TERM DEBT

         On June 30, 1996, the Company and its lender renewed its revolving warehousing credit agreement (the "Agreement"), whereby the lender agreed to provide the Company with up to $2,500,000 in financing to repurchase certain mortgage loans relating to the Company's discontinued mortgage banking business. Under the terms of the Agreement, the Company may borrow up to 80% of the lesser of: (i) the repurchase price of the related mortgage loan; (ii) the remaining principal balance of the mortgage loan; and (iii) the fair market value of the mortgage loan. Borrowings are collateralized by the related mortgage instruments and certain other of the Company's assets.

         As of June 30, 1996 the Company had borrowed $1.48 million under the Agreement.

         As of June 30, 1996 the Company also owed $1.5 million under its other credit agreement (the "Pilgrim America Agreement"), which provided for up to $16 million of term loans for general business purposes and up to $10 million of loans to finance commissions paid by the Company for sales of certain classes of shares of the Funds subject to a contingent deferred sales charge.

         On July 31, 1996, the Company and its lender amended and restated the Pilgrim America Agreement. The new agreement allows Pilgrim America to borrow up to $15 million which can be used for various purposes including: (i) general corporate purposes; (ii) acquisition of investment management rights; and (iii) financing of commissions paid by the Company for sales of shares of Funds subject to a contingent deferred sales charge.

         Under the Pilgrim America Agreement, loans may be drawn down until July 31, 1997, and are repayable quarterly beginning on September 30, 1997 and ending on September 30, 2001.

         As of August 9, 1996 the Company had borrowings of $1.25 million under the Pilgrim America Agreement. The proceeds have been used for general business purposes.

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

Results of Operations

         The Company continued its emphasis on marketing its open-end Funds to the broker dealer community during the quarter ended June 30, 1996, through increased contact with the broker dealer community. As of June 30, 1996, the Company had 74 full time employees, which included 24 sales and marketing employees, 14 portfolio management employees and 36 general and administrative employees.

         The following table presents comparative quarterly data regarding Fund assets under management and Fund sales since the Acquisition on April 7, 1995:

                              Pilgrim America Funds
                         Selected Fund Data (Unaudited)
                                   ($000,000)

                            -------------------------------------------------------------------------------------
                             April 7,      June 30,     September 30,   December 31,   March 31,     June 30,
                               1995          1995          1995           1995           1996           1996
                            -----------   -----------   -----------    -----------    ------------   ------------
Direct Sales                 $      --    $      2.2    $      6.8     $     11.3     $      31.5    $      40.5
Exchanges In (Out) (1)              --           1.6           0.2           (1.5)           (1.8)          (1.2)
Redemptions                         --         (10.8)        (10.7)          (9.2)          (11.0)          (9.1)
                            -----------   -----------   -----------    -----------    ------------   ------------
Net Sales                   $       --    $     (7.0)   $     (3.7)    $      0.6     $      18.7    $      30.2
                            ===========   ===========   ===========    ===========    ============   ============
Ending Net Assets (2)
    Open-end Funds          $    265.3    $    270.8    $    277.4     $    302.7     $     330.9    $     363.1
    Closed-end Funds           1,031.7       1,050.2       1,070.3        1,069.9         1,082.2        1,088.6
                            -----------   -----------   -----------    -----------    ------------   ------------
Total Net Assets            $  1,297.0    $  1,321.0    $  1,347.7     $  1,372.6     $   1,413.1    $   1,451.7
                            ===========   ===========   ===========    ===========    ============   ============

(1) Net exchanges from (to) the Company's sponsored money market fund.
(2) Includes dividend reinvestments and market value changes.

Quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

         The loss for the quarter was $642,000, or $0.13 per share as compared to a net loss of $382,000, or $0.08 for the three months ended June 30, 1995.

         Revenues. Revenues for the three months ended June 30, 1996 represent an increase of $559,000 over revenues for the three months ended June 30, 1995. The increase in Management and administrative fees (up $388,000) and Distribution fees (up $129,000), accounted for the majority of the increase and was due primarily to: (i) an increase in net assets under management of $130.7 million from June 30, 1995 to June 30, 1996; (ii) a greater number of days generating revenues in the current year's quarter versus the prior year's quarter; and (iii) the sale of B shares and M shares, respectively. The Company commenced its investment management operations on April 7, 1995, the date of the Acquisition and, as such, generated asset based fees for eighty-five days in the quarter ended June 30, 1995, versus ninety-one days in the current year quarter. B and M shares classes were made available for sale subsequent to June 30, 1995 and charge higher distribution fees at 1.00% and 0.75% of B share and M share net assets under management, respectively, versus 0.25% to 0.30% of A share net assets under management.

         Expenses. Total expenses for the quarter increased by $1.14 million over the comparable quarter in Fiscal 1995. The primary reason for the increase was the increase in selling expense of $1.07 million. In the quarter ended June 30, 1995, the Company moved its money management operations from Los Angeles to Phoenix, which was completed in August 1995.

         Since that time, the Company replaced the existing sales force, which was hired in conjunction with the Acquisition, and redirected the sales effort, thereby increasing sales and marketing costs, which were $1.82 million for the quarter ended June 30, 1996, and $753,000 for the quarter ended June 30, 1995.

         Amortization and depreciation increased from $452,000 for the quarter ended June 30, 1995 to $526,000 for the quarter ended June 30, 1996, primarily as the result of the amortization of deferred acquisition costs (commissions paid on sale of Fund shares subject to a contingent deferred sales charge ("CDSC"), primarily B shares, which are capitalized and amortized over the CDSC period, currently seven years on B shares). Such CDSC charges were not incurred in the quarter ended June 30, 1995 as the Company did not offer shares subject to such deferred acquisiton costs until July 17, 1995. Depreciation expense also increased due to acquisitions of fixed assets in connection with the Company's move to Phoenix.

         General and administrative expenses increased only minimally between the quarter ended June 30, 1995 and the quarter ended June 30, 1996. While general and administration expenses decreased as a result of the fund management operations being relocated from Los Angeles to Phoenix, other expenses, primarily fund expense reimbursements, increased, offsetting the lower operating costs in Phoenix. The Company has agreed to partially reimburse expenses normally paid by certain Funds in order to maintain competitive expense ratios within the Funds until such Funds achieve economies of scale through increased asset levels.


         Discontinued operations. The Company recorded no gain or loss from its discontinued mortgage business during the three months ended June 30, 1996, compared to a loss from the discontinued mortgage business for the quarter ended June 30, 1995 of $321,000. The Company is continuing to wind down its discontinued mortgage business, and the estimated related net costs of such activities are included in the Company's condensed consolidated balance sheets under "Net liabilities of discontinued operations".

Nine Months Ended June 30, 1996.

         Due to the Acquisition and the discontinuance of its mortgage banking operations, the Company does not believe that results of operations for the nine-month period ended June 30, 1996 are comparable to the results of operations for the same period in Fiscal 1995. Accordingly, the results of operations for the nine-month period discussed herein are not being compared to the results of the Company's operations for the nine-month period ended June 30, 1995.

         Revenues for the nine months ended June 30, 1996 totaled $10.4 million, comprised primarily of investment management and administrative fees and distribution fees. Fund assets under management increased by $104.0 million during the nine-month period. This increase resulted primarily from a $118.8 million increase in the market value of managed assets and $83.3 million in direct sales of mutual funds, offset by cash distributions paid to shareholders and fund share redemptions (including exchanges to the Company's sponsored money market fund) of $64.3 million and $33.8 million, respectively.

         The Company recorded no gain or loss from its discontinued mortgage business during the nine months ended June 30, 1996, compared to a loss from the discontinued mortgage business for the same period ended June 30, 1995 of $1.3 million.

         The Company's net loss for the nine-month period ending June 30, 1996 was $1.8 million or $0.38 per share, all of which was attributable to continuing operations.


Liquidity

         The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the credit agreements discussed in Note (3) to the accompanying condensed consolidated financial statements and believes that it will have adequate cash necessary to continue expected future repurchases through this agreement and through other sources.


Recent Events

         At a shareholder meeting for Pilgrim America Prime Rate Trust (NYSE:PPR) (the "Trust"), one of the Company's two closed-end funds, held on May 2, 1996, the Trust's shareholders approved, among other proposals, amendments to the Trust's fundamental investment policies to expand its ability to engage in borrowing transactions to the extent permitted under the Investment Company Act of 1940.

         On May 10, 1996 the Trust entered into a credit agreement which allows it to borrow up to $215 million with the ability to expand the commitment to $285 million. The Trust had borrowed $3 million as of June 30, 1996.

         In addition, the Trust's shareholders approved an amendment to the investment management agreement to provide that the Trust pay the Investment Manager at the current rate schedule based on total assets under management assets (the Trust's average daily net assets plus the proceeds of any outstanding borrowings).





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

         The Company filed an Answer and a Motion to Dismiss with respect to the RTC action on February 16, 1996. The Motion to Dismiss states that most of the claims asserted by the RTC including the claim for punitive damages are defective as a matter of law and must be dismissed. The Court heard oral arguments by all parties regarding each of their Motions to Dismiss in June 1996 and a decision is expected in the near future. The Answer contains both denials and affirmative defenses to the remaining claims asserted by the RTC.

         The Company notified its Officer and Director liability carrier of the RTC action in January, 1996 seeking coverage as permitted by the policy in connection with losses which it may incur in connection with this action. To date, the insurance carrier has not responded with respect to their determination as to whether the policy permits recovery of any losses incurred in connection with this action.

         The Company believes that it has strong meritorious defenses and it will continue to vigorously defend itself against the RTC's claims.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Amended and Restated Credit Agreement dated as of July 31, 1996, by and between Pilgrim America Group, Inc. and First Bank National Association.

         27.0     Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 EXPRESS AMERICA HOLDINGS CORPORATION



Date:  August 9, 1996            By:   /s/ James R. Reis
                                       -----------------------------------------
                                       James R. Reis
                                       Vice-Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)
                                       13