Form 10-K
period 1996-09-30
EXPRESS AMERICA HOLDINGS CORP
filed 1996-12-12
CIK 882860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED       COMMISSION FILE NUMBER 0-19799
            SEPTEMBER 30, 1996

                            EXPRESS AMERICA HOLDINGS
                                 CORPORATION

            DELAWARE                                     86-0670679
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.
 INCORPORATION OR ORGANIZATION)

                             TWO RENAISSANCE SQUARE
                          40 NORTH CENTRAL, 12TH FLOOR
                             PHOENIX, ARIZONA 85004
                                 (602) 417-8100

                        SECURITIES REGISTERED PURSUANT TO
                            SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     At November 30, 1996, the registrant had 3,860,130 shares of common stock outstanding. On such date, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $15,630,091.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Materials have been incorporated by reference into this Report from the following documents: Materials from the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.

================================================================================

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I

     Item 1.       Business .............................................................. 3

     Item 2.       Properties ............................................................ 9

     Item 3.       Legal Proceedings ..................................................... 9

     Item 4.       Submission of Matters to a Vote of Security Holders ................... 10
                     Executive Officers of the Registrant ................................ 11

PART II

     Item 5.       Market for the Registrant's Common Stock and
                     Related Stockholder Matters ......................................... 12

     Item 6.       Selected Consolidated Financial Data .................................. 12

     Item 7.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ............................................... 16

     Item 8.       Financial Statements and Supplementary Data ........................... 20

     Item 9.       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure ................................................ 37

PART III

     Item 10.      Directors and Executive Officers of the Registrant .................... 37

     Item 11.      Executive Compensation ................................................ 37

     Item 12.      Security Ownership of Certain Beneficial Owners and Management  ....... 37

     Item 13.      Certain Relationships and Related Transactions ........................ 37

PART IV

     Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K  ...... 38

SIGNATURES................................................................................ 42

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Express America Holdings Corporation (the "Company" or "Express America") is a holding company that, through its wholly-owned subsidiaries, provides investment management and related services for six open-end funds (the "Open-end Funds") and two closed-end funds (the "Closed-end Funds") (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). Express America is traded on the Nasdaq Stock Market National Market System (the "Nasdaq NMS") under the symbol EXAM. The Company commenced its investment management operations on April 7, 1995, when it consummated the acquisition (the "Acquisition") of certain of the assets of Pilgrim Group, Inc. (now known as Atlas Financial Group, Inc.) and its subsidiaries ("Atlas").

   Express America was incorporated as First Western Corporation and changed its name on September 20, 1993. Express America Mortgage Corporation ("EAMC"), a wholly-owned subsidiary, was incorporated as Wesav Mortgage Corporation and changed its name on June 14, 1993. The terms "Company" and "Express America" refer to the Company and its consolidated subsidiaries. Prior to the Acquisition, the Company, primarily through the activities of EAMC, had been engaged in the mortgage banking business, deriving revenues primarily from mortgage loan servicing and mortgage loan originations. On September 30, 1994, the Company sold substantially all of its servicing assets to NationsBanc Mortgage Corporation. On February 28, 1995, the Company announced the discontinuance of all remaining mortgage banking operations. EAMC is in the process of selling its remaining mortgage banking related assets (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for further discussion of discontinued operations).

   The Company paid Atlas and its shareholders $28.1 million and assumed certain liabilities. The Company recorded goodwill in connection with the Acquisition of $32.3 million, which included provisions for certain transaction costs related to the Acquisition and the cost of moving the acquired operations to Phoenix, Arizona, which occurred in the fourth quarter of 1995. The Acquisition was funded through working capital of the Company.

   As a result of the Acquisition, the Company became the manager of the Open-end Funds: Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund and Pilgrim Government Securities Income Fund (collectively referred to as the "Elite Series"); and the Closed-end Funds, which are traded on the New York Stock Exchange: Pilgrim America Prime Rate Trust and Pilgrim America Bank and Thrift Fund, Inc. ("Pilgrim America Bank and Thrift Fund"); which at that date had combined net assets of $1.3 billion. The Company also became a distributor and servicing agent for a money market fund.

   In connection with the Acquisition, the Company formed three new wholly-owned subsidiaries: Pilgrim America Investments, Inc. ("PAI"), a registered investment adviser which serves as the investment manager for Pilgrim America Funds; Pilgrim America Securities, Inc. ("PAS"), a broker-dealer registered with the National Association of Securities Dealers, Inc. (the "NASD"), which serves as the distributor of the Open-end Funds; and Pilgrim America Group, Inc. ("PAG"), the parent of PAI and PAS.

   On  September  1, 1995,  the Company  introduced  three new  Open-end  Funds:
Pilgrim America Masters Asia-Pacific Equity Fund, Pilgrim America Masters MidCap Value Fund and Pilgrim America Masters LargeCap Value Fund (collectively referred to as the Pilgrim America Masters Series of Funds or the "Masters Series"). The Masters Series was designed to give investors access to private money managers who typically manage similar portfolios only for high net worth individuals and institutional investors. Each of these funds has its own investment objectives and policies and is subadvised by a money manager ("Sub-Advisor") selected by the Company based on the Sub-Advisor's knowledge and proven experience in its specialized market segment. Pursuant to portfolio management agreements between the Company and each Sub-Advisor, the Company pays subadvisory fees to the Sub-Advisors based on the average net assets of the Masters Series fund managed by each particular Sub-Advisor.

INVESTMENT MANAGEMENT SERVICES

   The Company provides investment advisory, distribution and administrative services for Pilgrim America Funds under investment management and administration agreements and distribution plans with the Funds. Pursuant to the investment management agreements with each of the Funds, PAI provides investment advisory services to each Fund, subject to authority of each Fund's board of directors or trustees (the "Boards") and to each Funds' investment objectives, policies and restrictions. The investment management agreements are effective for two years following execution and must be approved annually thereafter by the Boards of the respective Funds, including a majority of the independent trustees or directors (i.e. those who are not "interested persons" with respect to PAI, as defined in section 2(a)(19) of the Investment Company Act of 1940, as amended (the "Investment Company Act")). The agreements generally are terminable upon 60 days notice without penalty.

   The Elite Series Funds and the Closed-end Funds are managed by portfolio managers employed by the Company. The Company's portfolio management staff includes five portfolio managers, two assistant portfolio managers, three analysts and a chief investment officer. The Masters Series Funds are managed by the Sub-Advisors selected by the Company and approved by the Board of the respective Master Series Funds.

   Generally, the Company employs the personnel who serve as officers of the Funds and who manage the day-to-day business operations, including maintaining the Funds' portfolio records, answering shareholder inquiries, providing information, creating and publishing information, monitoring compliance with securities regulations, and other administrative activities. The Funds generally pay their own expenses such as legal and auditing fees, board and shareholder meeting costs, Securities and Exchange Commission (the "Commission") and state registration fees and similar expenses.

REVENUES

   Substantially all of the Company's revenues are derived from investment management, administrative and distribution fees which are based on a percentage of net assets under management plus, in the case of Pilgrim America Prime Rate Trust, the proceeds of any borrowings (hereinafter, collectively referred to as "Assets") (see "The Closed-end Funds" below). These revenues are earned pursuant to agreements with the Funds. Typically, management fees earned by the Company on equity Funds are higher than those related to fixed income Funds (see "Pilgrim America Funds" below). Since the Company's revenues are largely dependent on the total value and composition of Assets under management, fluctuations in financial markets and in the composition of Assets could significantly effect the Company's revenues and the results of its operations.

PILGRIM AMERICA FUNDS

   THE OPEN-END FUNDS

   The Open-end Funds are marketed and distributed through PAS in accordance with distribution plans adopted by each Fund pursuant to Rule 12b-1 of the Investment Company Act and the rules of the NASD. Pursuant to the distribution plans, as underwriter to each Fund, PAS receives distribution ("12b-1") fees as compensation or for reimbursement of expenses incurred in connection with the offering, sale and shareholder servicing of each Fund's shares. The 12b-1 fees are limited based upon net assets of the particular Fund and share class sold. The distribution plans must be approved annually by the Board of the respective Funds, including a majority of the independent directors or trustees. These distribution plans are terminable at any time without notice or penalty. The termination of the distribution plans would result in the loss of 12b-1 fees to the Company.

   PAS distributes the Open-end Funds on a wholesale basis through independent financial professionals, national and regional brokerage firms, and other financial institutions ("Authorized Dealers"). Although the Authorized Dealers have entered into selling agreements with the Company, such agreements (which generally are terminable by either party without penalty) do not legally obligate the Authorized Dealers to sell any specific amount of the Company's investment products (see "Competition and Marketing Strategy" below). PAS maintains a sales force of wholesale sales representatives and sales assistants. Wholesalers and their assistants work closely with the Authorized Dealers to assist in selling shares of the Open-end Funds.

Distribution of Open-end Fund Shares

   Beginning in 1995, each Open-end Fund began offering three classes of shares. Each share of these classes represents an identical interest in the Funds but has varying types and amounts of sales and distribution charges.

   Class A shares are offered with a maximum initial sales charge of 5.75% for equity Funds, and 4.75% for fixed income Funds. Sales charges are based on the value of the shares sold. The majority of the sales charge is paid, or "reallowed", to the Authorized Dealers. PAS receives the balance as an underwriting commission of up to .75% of the value of the shares sold. PAS also receives 12b-1 fees from the Funds at an annual rate of .25% to .30% of Class A share average daily net assets.

   Class B shares are offered with no initial sales charge. PAS pays a commission of up to 4.00% to the Authorized Dealer at the time of sale. Such payments are capitalized as deferred acquisition costs and are amortized over a six-year period. The shareholder then pays a contingent sales charge to PAS in the event shares are redeemed within a six-year period from the date of purchase. The Company uses its own funds (which may be borrowed) to pay commissions to Authorized Dealers. The Company "recovers" the broker commission through a 12b-1 fee received from the Funds that is higher than that of Class A or M shares, and is paid at an annual rate of 1.00% of Class B share average daily net assets. Class B shares automatically convert to Class A shares approximately eight years after purchase.

   Class M shares are offered with a lower initial sales charge than Class A shares. The maximum initial sales charge is 3.50% for equity Funds, and 3.25% for fixed income Funds. As with Class A shares, the majority of this commission is reallowed to the Authorized Dealer. PAS receives the balance as an underwriting commission of up to .50% of the value of the shares sold. PAS also receives 12b-1 fees from the Funds at an annual rate of .75% of Class M share average daily net assets.

   Under the Funds' distribution plans, ongoing payments are made by PAS on a quarterly basis to Authorized Dealers for distribution and shareholder servicing, based on each Fund's average annual Assets at .25% for Class A shares, .25% for Class B shares, and .40% to .65% for Class M shares. Payments begin in the 13th month following purchase of Class A or B shares and in the 1st month following purchase of Class M shares.

   Each of the Open-end Funds has distinct investment objectives and policies which have been developed as part of the Company's strategy to provide core investments to investors.

The Elite Series

   Pilgrim America MagnaCap Fund seeks growth of capital, with income as a secondary consideration, through investing in equity securities determined to be of high quality based upon its "rising dividends" criteria. Management fees for the Fund range from .50% to 1.00% of average annual Assets. Organized in 1969, Assets of the Fund at September 30, 1996 were $269.2 million.

   Pilgrim America High Yield Fund seeks a high level of current income, with capital appreciation as a secondary objective, through investing in a diversified portfolio of high-yielding debt securities. Management fees for the Fund are based on asset levels and range from .40% to .75% annual Assets. Organized in 1939, Assets of the Fund at September 30, 1996 were $30.8 million.

   Pilgrim Government Securities Income Fund seeks a high level of current income, consistent with liquidity and preservation of capital, through investing in a portfolio of securities issued or guaranteed by the U.S. Government, or certain of its agencies and instrumentalties. Management fees for the Fund range from .40% to .50% of average annual Assets. Organized in 1984, Assets of the Fund at September 30, 1996 were $36.0 million.

 The Masters Series

   Pilgrim America Masters Asia-Pacific Equity Fund seeks long-term appreciation through investing in the equity securities of companies based in the Asia-Pacific region. Management fees for the Fund are 1.25% of average annual Assets. Organized in July 1995, Assets of the Fund at September 30, 1996 were $53.1 million.

   The Sub-Advisor of the Fund is HSBC Asset Management Americas, Inc. and HSBC Asset Management Hong Kong Limited (collectively "HSBC"), subsidiaries of HSBC Holdings plc, which was founded as the Hong Kong and Shanghai Banking Corporation in 1865. HSBC manages over $36 billion of assets worldwide and its clients primarily include pension funds, institutional investors, and high net worth individuals. HSBC's minimum investment requirement for privately managed accounts is $10 million.

   Pilgrim America Masters MidCap Value Fund seeks to provide long-term capital appreciation through investing in equity securities of companies believed to be undervalued and generally having market capitalization of between $200 million and $5 billion. Management fees for the Fund are 1.00% of average annual Assets. Organized in July 1995, Assets of the Fund at September 30, 1996 were $11.4 million.

   The Sub-Advisor of the Fund is CRM Advisors, LLC ("CRM"), an affiliate of Cramer Rosenthal McGlynn, Inc. which was established in 1973. Cramer Rosenthal McGlynn, Inc. manages $2.4 billion of assets and its clients primarily include pension plans, high net worth individuals, foundations, endowment funds, and others. CRM's minimum investment requirement for privately managed accounts is $5 million.

   Pilgrim America Masters LargeCap Value Fund seeks to provide long-term capital appreciation through investing in equity securities of companies believed to be undervalued and generally having market capitalizations of at least $5 billion. Management fees for the Fund are 1.00% of average annual Assets. Organized in July 1995, Assets of the Fund at September 30, 1995 were $12.2 million.

   The Sub-Advisor of the Fund is Ark Asset Management Co., Inc. ("Ark"), formerly the institutional investment management division of Lehman Brothers, which was established in 1929. Ark manages $21.4 billion of assets and its clients primarily include pension plans, high net worth individuals, foundations, endowment funds and others. Ark's minimum investment requirement for privately managed accounts is $50 million.

   THE CLOSED-END FUNDS

   The Closed-end Funds, which comprise a majority of Assets under management, are traded on the New York Stock Exchange. Consequently, PAS does not earn a commission on sales of shares of these Funds.

   Pilgrim America Prime Rate Trust seeks a high level of current income as is consistent with preservation of capital by acquiring, as banks and other financial institutions do, interests in senior collateralized corporate loans.

   At a meeting on May 2, 1996 the Fund's shareholders approved an amendment to the Fund's fundamental investment policies permitting the Fund to engage in borrowing transactions for investment purposes to the extent permitted under the Investment Company Act. The Investment Company Act permits borrowing up to a maximum of 33 1/3% of the Fund's total assets (including amounts borrowed). The Fund's shareholders also approved an amendment to the investment management agreement to provide that the Fund pay PAI for management and administrative services at the current rate schedule based on the expanded base of assets (defined as average daily net assets plus average daily proceeds of any outstanding borrowings or "Assets under management"). As a result of these amendments, on May 10, 1996 the Fund entered into a credit agreement which provides that the Fund can borrow up to $285 million, or approximately 25% of the Funds total assets. Significant borrowings began during the fourth quarter of Fiscal 1996.

   Management fees and administrative fees for the Fund range from .65% to .85%, and .10% to .15%, of Assets under management, respectively. Organized in 1988, net assets of the Fund at September 30, 1996 were $869.2 million, and borrowings were $179.0 million.

   On November 19, 1996, Pilgrim America Prime Rate Trust issued 18,122,963 additional shares of beneficial interest in the Fund ("Common Shares") pursuant to a one for five non-transferable rights offering (the "Offering") which was completed on November 12, 1996. Total net proceeds to the Fund were $157.7 million, after the deduction of Offering expenses.

   As a result of the Offering, the Fund is anticipating increasing its borrowings proportionately with the increase in its net assets and is currently negotiating with outside lenders to increase borrowing capacity. Additionally, the Company has agreed to reduce its management fees on Assets in the Fund over $1.15 billion to .60% for a period of three years following the Offering.

   Pilgrim America Bank and Thrift Fund seeks long-term capital appreciation with income as a secondary objective by investing primarily in equity securities of national and state chartered banks other than money center banks, thrifts, the holding or parent companies of such institutions and in savings accounts of mutual thrifts. Management fees for the Fund range from .70% to 1.00% of average annual net assets. Organized in 1986, Assets of the Fund at September 30, 1996 were $243.6 million.

   The following table summarizes each Fund, its Assets and fee structure as of September 30, 1996:

                                       Assets Under    Assets Under    Management  Administrative  Distribution
                                        Management      Management        Fee           Fee            Fee
                                       (In Millions)   (In Millions)     (Basis        (Basis         (Basis
                                       September 30,   September 30,    Points)       Points)        Points)
                                           1996            1995           (1)           (1)            (2)
----------------------------------------------------------------------------------------------------------------
OPEN-END FUNDS
--------------
Pilgrim America MagnaCap Fund         $   269.2       $   215.2          50-100         --           30-100
Pilgrim America High Yield Fund            30.8            15.6          40-75          --           25-100
Pilgrim Government Securities
  Income Fund                              36.0            42.8          40-50          --           25-100
Pilgrim America Masters Asia-
  Pacific Equity Fund                      53.1             1.6            125          --           25-100
Pilgrim America Masters MidCap Value
  Fund                                     11.4             0.9            100          --           25-100
Pilgrim America Masters LargeCap
  Value Fund                               12.2             1.2            100          --           25-100
                                       --------        --------
Total Open-end Fund Assets                412.7           277.3
                                       --------        --------
CLOSED-END FUNDS
----------------
Pilgrim America Prime Rate Trust (3)    1,048.2           868.0          65-85(4)     10-15              --
Pilgrim America Bank and Thrift
  Fund                                    243.6           202.3         70-100          --               --
                                       --------        --------
Total Closed-end Fund Assets            1,291.8         1,070.3
                                       --------        --------
Total Assets Under Management
  (including borrowings) (3)           $1,704.5        $1,347.6
                                       ========        ========

----------

   (1) Fee varies based upon levels of average Assets. Table includes the current range of fees to which each of the Fund's assets are subject.

   (2) In 1995,  each Open-end Fund began  offering three classes of shares (see
"Distribution of Fund Shares" above).  The distribution fees for Class A Shares,
Class B Shares,  and Class M Shares are 25 basis points (30 for Pilgrim  America
MagnaCap Fund), 100 basis points and 75 basis points, respectively.

   (3) During the fourth  quarter of Fiscal  1996,  Pilgrim  America  Prime Rate
Trust  began  borrowing  for  investment   purposes   pursuant  to  its  amended
fundamental  investment  policies  approved by its  shareholders on May 2, 1996.
Borrowings at September 30, 1996 were $179.0 million.

   (4) In effect at September 30, 1996. In connection with the Offering completed on November 12, 1996 (see "The Closed-end Funds"), the Company has agreed to reduce its management fee on Assets of Pilgrim America Prime Rate
Trust over $1.15 billion to .60% for a period of three years following the Offer.

REGULATION

   Virtually all aspects of the Company's business are subject to various federal and state laws and regulations. PAI is registered as an investment adviser with the Commission under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is registered under applicable state securities laws. The Advisers Act imposes numerous obligations on registered investment advisers including recordkeeping, operational and disclosure obligations.

   PAS is registered as a broker-dealer under the Securities Exchange Act of 1934, and under all applicable state securities laws. PAS is a member of the NASD and the Securities Investor Protection Corporation. PAS is also subject to the Commission's net capital rules designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from PAS. PAS's regulatory net capital currently exceeds such minimum net capital requirements.

   Each of the Pilgrim America Funds is registered under the Investment Company Act. The shares of each Fund are registered with the Commission under the Securities Act of 1933, as amended, and the shares of each Fund are qualified (or are exempt) for sale under applicable state securities laws in all states and in the District of Columbia in which shares are sold. The Funds have also elected to be taxed as regulated investment companies ("RIC's") under Subchapter M of the Internal Revenue Code of 1986, as amended, in order to pass investment income and capital gains to their shareholders without the Funds incurring federal income taxes on such amounts distributed. In order to qualify as a RIC, there are numerous requirements imposed on the Funds, including diversification, distribution, and income character qualifications.

   The foregoing federal and state laws and regulations generally grant governmental agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its business in the event it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include limitations on the Company's business activities for specified periods of times, revocation or suspension of investment adviser or broker-dealer registrations, the suspension or expulsion from the securities business of the Company, its subsidiaries, officers or employees, and other censures, sanctions or fines.

COMPETITION AND MARKETING STRATEGY

   The investment management business and the mutual fund industry in particular is highly competitive. In the United States, there are over 5,700 mutual funds, many with several classes of shares, of varying sizes and investment objectives and policies whose shares are being offered to the public by investment management firms, broker-dealers, and insurance companies, many of whom also offer investment alternatives other than mutual funds. Many of these financial services firms have substantially greater resources and assets under management, and provide a broader array of investment products and services, than does the Company.

   Competition for sales of mutual fund shares is influenced by many factors, including general securities market conditions, government regulations, general economic conditions, portfolio performance, advertising and sales promotional efforts, distribution channels, and the type and quality of dealer and shareholder services. Many Authorized Dealers are large broker-dealer firms. The retail distribution systems of these firms constitute the Company's primary access to retail purchasers of shares of the Open-end Funds. Many of these firms sponsor competing proprietary mutual funds. The Company believes that the Authorized Dealers value the ability to offer their customers a broad selection of investment alternatives and will continue to sell the Open-end Funds. However, to the extent that these firms limit or restrict the sale of shares of the Open-end Funds through their retail brokerage systems in favor of proprietary or other mutual funds, assets under management by the Company may decline and the Company's revenues may be adversely affected.

   The Company believes that competition within the mutual fund industry will increase as a result of consolidation and acquisition activity. Many industry analysts believe that economies of scale must be achieved in order to compete economically. In order to increase assets under management, and compete with mutual fund management companies with greater resources and assets under management, the Company aggressively markets its Funds to the broker-dealer community as high quality, core investments managed by seasoned investment managers. Consistent with this marketing strategy, the Sub-Advisors have been retained to provide investment management services to the Master Series Funds. These Sub-Advisors typically manage similar portfolios for institutions and high net worth individuals, requiring a minimum investment of $5 million to $50 million per client. Each has been selected based on their track records relative to their market benchmarks and their peers.

   In 1995, the Company began offering three separate classes of shares for all of its Open-end Funds (see "The Open-end Funds"). Each of the Class A, B or M shares offer an identical interest in the Funds, but have different sales charges and 12b-1 fees. The Class B shares and the Class M shares were created specifically to give the investor access to the Funds while paying a lower front-end commission than would be charged on the Class A shares. These shares are available for all of the Open-end Funds. The Company believes that multiple class shares in the Open-end Funds makes them more competitive.

   The Company has been marketing the Pilgrim America Funds for just over one year. The Company's success will be highly dependent on penetration of the retail distribution systems of Authorized Dealers, which generally offer numerous competing internally and externally managed investment products. The inability to effectively compete with other investment products could have a material adverse effect on the Company's business.

   Additionally, the Company may increase assets under management through acquisition of investment management firms and investment advisory assets. From time to time the Company reviews acquisition prospects and may engage in discussions or negotiations that could lead to an acquisition. Currently, the Company is not party to any agreements or understandings regarding any acquisitions.

EMPLOYEES

   At September 30, 1996, the Company had 69 full time employees, including 24 sales and marketing employees, 13 portfolio management employees, and 32 general and administrative employees. Sixty employees were employed at the Company's headquarters in Phoenix, Arizona. The Company's employees are not represented by any collective bargaining agreement, and management believes that it maintains good relationships with its employees.

ITEM 2. PROPERTIES

   The principal executive and administrative offices of the Company occupy approximately 19,000 square feet of commercial office space in Phoenix, Arizona under a lease expiring June 15, 2002. As of November 30, 1996, the Company also leases approximately 19,000 square feet of additional space under two lease agreements in connection with its discontinued mortgage banking operations, all of which was sublet as of September 30, 1996. The leases and the related subleases expire on June 30, 1997 and September 30, 1997.

   The Company also leases approximately 24,000 square feet of office space in Los Angeles, California under a lease assumed as part of the Acquisition (see "Item 1. Business--General"). This space was sublet in connection with the relocation of the Company's operations to Phoenix, Arizona during 1995. The lease and related sublease expire on May 31, 2000.

   The Company does not own any real estate except for its interest in real estate held in connection with its discontinued mortgage banking operations.

ITEM 3. LEGAL PROCEEDINGS

   The Company acquired its now discontinued mortgage banking operations from the Resolution Trust Corporation ("RTC") on May 16, 1991 following a competitive marketing process. The RTC filed a complaint in the United States District Court, District of Arizona on December 8, 1995, against the Company, Rauscher Pierce Refsnes, Inc., Smith Barney, Harris Upham & Co., Incorporated and five individuals and their spouses including the current CEO and CFO of the Company and two former officers of the Company. The complaint alleges various irregularities in the bidding process and the closing of the acquisition. The RTC has asked for an aggregate of at least $20 million in actual damages and at least $60 million in punitive damages from all defendants. The RTC ceased operating on December 31, 1995 and the Federal Deposit Insurance Corporation (the "FDIC") assumed responsibility for this case.

   The Company filed an Answer and a Motion to Dismiss with respect to the FDIC action on February 16, 1996. The Motion to Dismiss stated that most of the claims asserted by the FDIC including the claim for punitive damages are defective as a matter of law and must be dismissed. The Court heard oral arguments by all parties regarding each of their Motions to Dismiss in June 1996 and rendered a decision in August 1996 in which it generally found that the FDIC had properly pled its claims or that the FDIC needed to amend its complaint to restate certain claims. The only claims dismissed were contract claims against the Company's CEO and CFO and all claims against the CEO's current spouse. The FDIC filed an amended complaint in September 1996 and the Company filed an amended Answer. The Answer contains both denials and affirmative defenses to the remaining claims asserted by the FDIC. The Company believes it has meritorious defenses to the claims brought by the FDIC and it will vigorously defend itself against all claims.

   The Company notified its Officer and Director liability carrier of the FDIC action in January 1996 seeking coverage as permitted by the policy in connection with losses which it may incur in connection with this action. To date, the insurance carrier has not responded with respect to its determination as to whether the policy permits recovery of any losses incurred in connection with this action.

   The Company is also involved in various other legal proceedings which arose in the course of its discontinued mortgage operations. Management is of the opinion that such proceedings are not material in nature and will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is information respecting the names, ages and positions and offices with the Company of the executive officers of the Company at September 30, 1996 who are not continuing directors or nominees. Information respecting the executive officers of the Company who are continuing directors and nominees is set forth in Item 10 of this Report.

   JAMES R. REIS, 39, has served as an executive officer of the Company in the position of Vice Chairman and Chief Financial Officer since December 1993, Secretary from November 1994 to April 1995, and as President and Chief Financial Officer from its formation to December 1993. Mr. Reis serves as Vice Chairman and Director of PAS, PAI and PAG, and as Executive Vice President of each of the Funds since April 1995. Mr. Reis has served as EAMC's Vice Chairman since April 1993, its Secretary from May 1991 to April 1995, as Executive Vice President from May 16, 1991 until December 1993, and as Chief Financial Officer of EAMC from May 16, 1991 until September 1992. Mr. Reis is a certified public accountant.

   JAMES M. HENNESSY, 47, has served as Senior Vice President and Secretary of the Company, PAS and of each of the Funds, and Senior Vice President of PAI and PAG, since April 1995 and as Secretary of PAI and PAG since July 1995. Mr. Hennessy has served as General Counsel of the Company since September 1995 and also as Senior Vice President, EAMC (June 1992 to August 1994 and since April
1995) and Secretary since April 1995. Mr. Hennessy also served from January 1990 to June 1992 as President of Beverly Hills Securities Corp., a mortgage banking company acquired by the Company in June 1992.

   STANLEY VYNER, 46, has served as President and Chief Executive Officer for Pilgrim America Investments, Inc. since August 16, 1996. He served as Chief Executive Officer of HSBC Asset Management Americas, Inc. until December of 1995, and prior to that was the Chief Executive Officer of HSBC Life Assurance Co., the largest provider of retirement services in Hong Kong where Mr. Vyner worked for nearly 11 years. An actuary by profession, Mr. Vyner earned his Honors Degree in Economics from Edinburgh University, UK. He is a Fellow of the Faculty of Actuaries.

   ROBERT BOULWARE, 40, has served as President and Chief Executive Officer of Pilgrim America Securities since November 1996. Previously Mr. Boulware served as Executive Vice President and Chief Operating Officer. He has also served the Company in various sales and marketing positions since April 1995. From 1992 to 1995, Mr. Boulware was with Express America Mortgage Company. Prior to joining the company, he served as Vice President at Bank of America from 1990-1992 and as President and CEO in his last position with Wesav Financial from 1987 to 1990.

   MICHAEL J. ROLAND, 38, has served since April 1995 as Senior Vice President, Treasurer and Chief Financial Officer of PAG, PAI and PAS. He also has served as Senior Vice President, Treasurer and Principal Accounting Officer of each of the Funds since April 1995. From January 1995 to March 1995 he served as Senior Vice President of The Pilgrim Group, Inc. Mr. Roland was a partner at the consulting firm of Corporate Savings Group, in Newport Beach, California from July 1994 to December 1994, Vice President, Pacific Financial Asset Management Corp. and of the PFAMCo Funds from March 1992 to June 1994, and in various financial reporting positions for Pacific Mutual Life Insurance Company, most recently Assistant Vice President and Director of Financial Reporting, from 1987 to 1992. Mr. Roland is a certified public accountant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Following the Company's initial public offering on March 17, 1992, the Company's Common Stock has been traded on the Nasdaq NMS, under the symbol FWCO until September 20, 1993, and under the symbol EXAM since such date.

   The following table sets forth, for the fiscal periods shown, the high and low per share sale prices of the Company's Common Stock, as reported by the Nasdaq NMS.

          Fiscal Year Ended September 30, 1995         High        Low
          ---------------------------------------    --------    -------
          First Quarter                              $6 3/4      $3 3/4
          Second Quarter                              5 1/4       3 3/4
          Third Quarter                               5 3/8       3 7/8
          Fourth Quarter                              6 13/16     5 1/4

          Fiscal Year Ended September 30, 1996
          ---------------------------------------
          First Quarter                              $6          $3 1/2
          Second Quarter                              5 1/2       3 1/4
          Third Quarter                               4 7/8       3 7/8
          Fourth Quarter                              5 13/16     4 3/8

   The number of stockholder accounts of record of the Common Stock as of September 30, 1996 was approximately 333.

   The Company has not paid dividends on its Common Stock. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, earnings, terms of credit agreements (which prohibit "restricted payments". See Item 7. Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations--Liquidity and Capital Resources), and liquidity of the Company as well as other factors the Company's Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following two tables of selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere herein. The first table represents selected data from the Consolidated Financial Statements and other data related to the Company's continuing investment management business. Operations of the mortgage banking business, which was discontinued as of February 28, 1995, are presented on a condensed basis therein, as they are in the Company's consolidated financial statements, in accordance with generally accepted accounting principles for discontinued operations.

   The second table is presented by management to provide expanded information as to the operations of the discontinued mortgage banking business through February 28, 1995, at which time the Company announced the discontinuance of such operations. The selected data from this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to periods prior to discontinuance of the mortgage banking operations.

                      EXPRESS AMERICA HOLDINGS CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           Year Ended September 30,
                                                      -----------------------------------------------------------------
                                                         1996            1995        1994          1993          1992
                                                      -----------    -----------   -----------  -----------  ----------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues ...........................................  $    14,485    $     6,363    $     --     $     --     $      --
Expenses ...........................................       15,887          6,913          --           --            --
                                                      -----------    -----------    ----------   ----------   -----------
Loss from continuing operations before
 taxes .............................................       (1,402)          (550)         --           --            --
Income tax benefit .................................        1,750           --            --           --            --
                                                      -----------    -----------    ----------   ----------   -----------
Earnings (loss) from continuing
 operations ........................................          348           (550)         --           --            --
Earnings (loss) from operations of
 discontinued mortgage business ....................         --              (14)       (8,490)      (2,057)        3,427
Loss on discontinuance of mortgage
 operations ........................................         --           (5,307)         --           --            --
                                                      -----------    -----------    ----------   ----------   -----------
Net earnings (loss) ................................  $       348    $    (5,871)   $   (8,490)  $   (2,057)  $     3,427
                                                      ===========    ===========    ==========   ==========   ===========
Per common share:
 Earnings (loss) from continuing
  operations .......................................  $      0.07    $     (0.11)   $     --     $     --     $      --
                                                      ===========    ===========    ==========   ==========   ===========
Net (earnings) loss ................................  $      0.07    $     (1.19)   $    (1.58)  $    (0.47)  $      1.42
                                                      ===========    ===========    ==========   ==========   ===========
Shares used in per share calculations ..............    4,866,737      4,950,044     5,377,860    4,363,015     2,412,193
                                                      ===========    ===========    ==========   ==========   ===========
CONSOLIDATED BALANCE SHEET DATA
 (AT PERIOD END):
Total assets(1) ....................................  $    42,555    $    43,495    $   44,721   $  443,313   $   343,558
                                                      ===========    ===========    ==========   ==========   ===========
Net assets (liabilities) of
 discontinued  operations ..........................  $    (3,392)   $    (4,138)   $   35,590   $   53,783   $    27,735
                                                      ===========    ===========    ==========   ==========   ===========
Redeemable preferred stock .........................  $      --      $       338    $    1,015   $    1,692   $     2,369
                                                      ===========    ===========    ==========   ==========   ===========
Total stockholders' equity .........................  $    29,788    $    35,722    $   43,601   $   52,091   $    25,366
                                                      ===========    ===========    ==========   ==========   ===========

--------------------------------------------------------------------------------
See explanation of footnotes following the tables.

                      EXPRESS AMERICA HOLDINGS CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                             DISCONTINUED OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          Year Ended September 30,
                                                                -------------------------------------------------------------------
                                                                  1996           1995          1994           1993            1992
                                                                --------       --------       --------       --------       --------

DISCONTINUED OPERATIONS:
Revenues:
 Loan administration ........................................  $   --         $    139       $ 23,442       $ 17,577       $  9,657
 Loan origination ...........................................      --             (225)         3,573          8,382          1,927
 Interest income ............................................      --            1,983         20,598         20,025          3,562
 Warehouse interest expense .................................      --           (1,090)       (12,906)       (10,617)        (1,458)
 Gain on sale of servicing rights ...........................      --            2,074         40,877         22,526          2,657
 Other income ...............................................      --              239            871            288            965
                                                               --------       --------       --------       --------       --------
  Total revenues ............................................      --            3,120         76,455         58,181         17,310
Expenses:
 Personnel ..................................................      --            3,322         26,517         19,254          5,700
 Amortization of purchased servicing rights .................      --               66         10,640         23,283          1,836
 Write off of goodwill ......................................      --             --            6,649           --             --
 Other interest expense .....................................      --              145          5,248          3,812          1,074
 Other operating expenses ...................................      --            2,618         26,643         15,002          2,963
 Restructuring charges ......................................      --             --            5,050           --             --
                                                               --------       --------       --------       --------       --------
  Total expenses ............................................      --            6,151         80,747         61,351         11,573
                                                               --------       --------       --------       --------       --------
Earnings (loss) before income taxes
(benefit) and extraordinary item ............................      --           (3,031)        (4,292)        (3,170)         5,737
Income taxes (benefit) ......................................      --           (3,017)         2,942         (1,113)         2,310
                                                               --------       --------       --------       --------       --------
Earnings (loss) before extraordinary item ...................      --              (14)        (7,234)        (2,057)         3,427
Extraordinary loss on early extinguishment of debt ..........      --             --            1,256           --             --
                                                               --------       --------       --------       --------       --------
EARNINGS (LOSS) FROM OPERATIONS OF
DISCONTINUED MORTGAGE BUSINESS ..............................  $   --         $    (14)      $ (8,490)      $ (2,057)      $  3,427
                                                               ========       ========       ========       ========       ========
Earnings (loss) before extraordinary item per share .........  $   --         $   --         $  (1.35)      $  (0.47)      $   1.42
                                                               ========       ========       ========       ========       ========
Earnings (loss) per share of common stock ...................  $   --         $   --         $  (1.58)      $  (0.47)      $   1.42
                                                               ========       ========       ========       ========       ========

--------------------------------------------------------------------------------
See explanation of footnotes following the tables.

                      EXPRESS AMERICA HOLDINGS CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                     DISCONTINUED OPERATIONS -- (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            Year Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                      1996              1995              1994              1993             1992
                                                    --------          ---------       -----------       -----------       ----------
CONSOLIDATED BALANCE SHEET DATA
  (AT PERIOD END):
Mortgage loans held for sale .............        $    3,516        $    2,352        $   95,993        $  322,648        $  283,517
Purchased servicing net ..................              --                --                 763            56,741            36,362
Total assets .............................             3,673             5,538           111,260           443,313           343,558
Notes payable ............................             1,320              --              49,025           333,929           299,087
Total liabilities ........................             7,065             9,676            75,670           389,530           315,823
SELECTED OPERATING DATA:
Volume of loans originated ...............              --             199,895         3,616,990         3,966,893           702,448
Loan servicing portfolio (at
  period end)(2) .........................              --             171,861           429,304         8,065,058         4,397,201

--------------------------------------------------------------------------------

The following footnotes relate to the preceeding tables of Selected Consolidated
Financial Data:

(1) Total assets prior to and including 1994 were assets of the discontinued mortgage operations.

(2) Includes loans held for sale and loans serviced pursuant to subservicing agreements. At September 30, 1994, 1993, and 1992, the Company subserviced loans with an aggregate principal balance of $3.2 million, $1.2 billion and $625 million, respectively, all but $3.2 million, $45 million and $130 million respectively, of which represented servicing rights which were sold prior to period end, but which had not yet been transferred to the purchaser as of the period end. No loans were subserviced by the Company at September 30, 1996 or September 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   General Overview. For the year ended September 30, 1996 ("Fiscal 1996"), the Company recorded net earnings of $348,000 or $0.07 per share, all from the continuing operations of its investment management business, compared to a net loss for the fiscal year ended September 30, 1995 ("Fiscal 1995") of $5.9 million or $1.19 per share, of which $550,000 or $0.11 per share, was from the continuing operations of the newly acquired investment management business, $14,000 from the loss on operations of the discontinued mortgage business, and $5.3 million from the loss on the discontinuance of its remaining mortgage banking operations. The net loss for Fiscal 1995 compares to a net loss of $8.5 million for the fiscal year ended September 30, 1994 ("Fiscal 1994"), all of which was from the discontinued mortgage banking operations. The Company commenced its investment management operations on April 7, 1995, when it consummated the Acquisition of certain investment management assets. On February 28, 1995, the Company announced the discontinuance of its remaining mortgage banking operations (see "Item 1. Business--General").

   Fiscal 1996 net earnings include a $1.75 million income tax benefit recognized in the fourth quarter. The Company recorded this tax benefit because the Company believes that it is more likely than not that it will generate sufficient taxable income in future periods to allow for the realization of the recorded benefit. As of September 30, 1996 the Company had net operating loss carryforwards of $19.5 million, which expire between the fiscal year ending September 30, 1997 and the fiscal year ending September 30, 2010. Regulations promulgated by Internal Revenue Code ("IRC") section 382 substantially restrict the ability of the Company to use its net operating loss carryforwards to offset future income upon a "change of control". Generally, a change of control is deemed to occur if the cumulative percentage of ownership change of a company's common shares is greater than 50 percent during a prescribed measurement period. For purposes of IRC section 382, the Company's cumulative change of control, as of September 30, 1996, was approximately 24 percent.

   Due to the Acquisition and the discontinuance of its mortgage banking operations in Fiscal 1995, the Company does not believe that results of operations for Fiscal 1995 and Fiscal 1996 are comparable to the results of operations for the same periods in Fiscal 1994. Accordingly, the results of continuing operations are discussed herein separately from the results of the Company's discontinued operations. Furthermore, because Fiscal 1996 represented the first full year of the Company's investment management operations, changes in the financial results of continuing operations from Fiscal 1995 to Fiscal 1996 are primarily attributable to the increased period of operations in Fiscal 1996 (one year) compared to approximately six months of operations in Fiscal 1995, except where otherwise discussed below.

INVESTMENT MANAGEMENT (CONTINUING) OPERATIONS

Year Ended September 30, 1996 compared to Year Ended September 30, 1995

   Revenues for Fiscal 1996 totaled $14.5 million, an increase of $8.1 million over Fiscal 1995 revenues, all of which were realized after April 7, 1995. The major components of the Company's revenues from continuing operations are management and administrative fees and distribution fees. Management and administrative fees for Fiscal 1996, net of subadvisory fees of $387,000 (see "Item 1. Business--General"), were $12.6 million, an increase of $6.9 million over Fiscal 1995 which were net of subadvisory fees of $22,000. These fees are based on the average net assets of the Funds plus any borrowings of Pilgrim America Prime Rate Trust (in aggregate, "Assets") (see "Item 1. Business--Pilgrim America Funds"). Assets of the Funds totaled $1.70 billion at September 30, 1996 versus $1.35 billion at September 30, 1995, an increase of $356.9 million. Distribution fees were $1.1 million for Fiscal 1996, an increase of $766,000 over Fiscal 1995. Distribution fees are based on the average net assets of the Company's Open-end Funds, which totaled $412.7 million as of September 30, 1996 compared to $277.3 million at September 30, 1995, an increase of $135.4 million.

   The increase of $356.9 million in Assets under management during Fiscal 1996 resulted primarily from a $188.2 million increase in the market value of managed assets and an increase in Pilgrim America

Prime Rate Trust borrowings of $179.0 million, substantially all of which occurred during the fourth quarter of Fiscal 1996. Additionally, direct sales of Open-end Funds accounted for $121.6 million of the increase, while redemptions (including exchanges into a money market fund for which the Company acts as servicing agent) totaled $44.1 million and distributions paid in cash to shareholders of both Open-end and Closed-end Funds totaled $87.8 million.

   For Fiscal 1995,  Assets  increased by $50.6 million  between the Acquisition date and September 30, 1995. This increase resulted primarily from a $99.5 million increase in the market value of managed assets. Direct sales of mutual funds were $10.8 million for the period, while redemptions totaled $21.4 million and distributions paid in cash to shareholders totaled $40.4 million. Additionally, the Company invested $2.1 million in order to seed three funds introduced during the period.

   The Company's operating expenses of $15.9 million for Fiscal 1996, an increase of $9.0 million over Fiscal 1995, include general and administrative expense, selling expense and amortization. General and administrative expense, which totaled $7.4 million and $4.0 million in Fiscal 1996 and Fiscal 1995, respectively, include compensation and related expenses, occupancy and other operating expenses related to the Company's investment management operations and general corporate operations. Additionally, pursuant to agreements between the Company and certain of the Funds, the Company has agreed to limit certain expense ratios of such Funds, and reimburses the Funds for amounts that exceed specified ratios. During Fiscal 1996 and Fiscal 1995, such reimbursements totaled $606,000 and $94,000, respectively, and are included in general and administrative expense.

   Selling expenses are related to the distribution of the Open-end Funds, and include salaries of sales and marketing personnel, costs related to the production of marketing materials, and commissions and fees paid to various Authorized Dealers in connection with the sale of Fund shares. Selling expenses were $6.5 million in Fiscal 1996 compared to $2.0 million in Fiscal 1995. The increase is due to a full year of operations in Fiscal 1996 compared to approximately six months in Fiscal 1995 as well as an increase in sales and marketing efforts during Fiscal 1996, as the Company continued to develop its emphasis on marketing its Open-end Funds.

   Amortization and depreciation of $2.0 in Fiscal 1996, an increase of $1.1 million over Fiscal 1995, was primarily due to amortization of costs of management contracts acquired in connection with the Acquisition, depreciation of furniture, fixtures and equipment and amortization of commissions paid to authorized dealers in connection with the sale of Class B share sales (See "Item
1. Business--Distribution of Open-end Fund Shares").

MORTGAGE BANKING (DISCONTINUED) OPERATIONS

   The Company announced the discontinuance of its mortgage banking operations on February 28, 1995 (the "Announcement Date"). The activities of the Company's mortgage banking operations for Fiscal 1994 and Fiscal 1995 through the Announcement Date therefore have been reflected as "Loss from operations of discontinued mortgage business" in the Company's consolidated statements of operations for the respective periods. As of the Announcement Date, the Company also recorded a provision of $986,000 for the estimated net loss from the discontinuance of its mortgage banking operations. The provision included the anticipated mortgage banking revenues and expenses, including severance expense and all other costs, that the Company estimated would be incurred to phase out these operations. Subsequent to the Announcement Date, during Fiscal 1995 the Company increased the provision to $5.3 million, reflected as "Loss on discontinuance of mortgage operations" in the Company's consolidated statement of operations, based on reevaluation of its allowances for Discontinued Operations, including an accrual of $3.0 million for estimated legal costs relating to legal proceedings (see "Item 3. Legal Proceedings"). Based on continued evaluation of the allowances, management believes that no additional provision was required for Fiscal 1996.

Year Ended  September 30, 1995 Compared to Year Ended September 30, 1994

   The Company recorded a loss of $14,000 from discontinued operations in Fiscal 1995, compared to a loss of $8.5 million in Fiscal 1994.

   Total revenues from the mortgage banking operations decreased to $3.1 million in Fiscal 1995 from $76.5 million in Fiscal 1994. The decrease resulted primarily from (i) the sale of substantially all of the Company's loan servicing portfolio on September 30, 1994; (ii) a decrease in loan origination volume which reduced loan origination income; (iii) a reduction in the level of sales of servicing rights relating to loans originated by the Company; (iv) the discontinuation of the mortgage banking operations on February 28, 1995, resulting in the inclusion of only five months of operating results for Fiscal 1995; and (v) losses incurred on the sale of originated loans.

   Total expenses of the Company's discontinued operations were $6.2 million in Fiscal 1995 compared to $80.7 million for Fiscal 1994. The decline in all items of expense was attributable primarily to the sale of the Company's servicing portfolio and the volume decline in its originations prior to the discontinuance of those operations, as well as the inclusion of only five months of mortgage banking operating results in Fiscal 1995.

   The Company also recorded an income tax benefit, related to the mortgage banking operations, of $3.0 million in Fiscal 1995, which is included in the loss from discontinued operations, compared with a $2.9 million tax provision in Fiscal 1994. The benefit resulted primarily from the utilization of a net operating loss carry back to offset a previously recorded tax liability.

   In Fiscal 1994, the Company had also recorded an extraordinary loss on early extinguishment of debt of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

   On September 30, 1994, the Company sold substantially all of its mortgage loan servicing assets (the "Servicing Sale"), realizing cash proceeds of $84.0 million and a five year note in the amount of $4.2 million. The Company used $47.7 million of such proceeds to repay term debt related to the servicing assets. The remainder of the proceeds of $36.3 million was applied to temporarily reduce borrowings under the Company's revolving warehouse line of credit.

   On April 7, 1995, the Company redeployed a substantial portion of the assets from the Servicing Sale to complete the Acquisition (See "Item 1.
Business--General").

   As of September 30, 1996 and September 30, 1995, the Company owned mortgage loans and foreclosed real estate with principal balances aggregating approximately $3.5 million and $2.4 million, respectively. The Company's investments in these loans and real estate are funded with the Company's working capital and with borrowings under a warehousing credit agreement (see discussion below) until they are sold. The Company also had an allowance of $1.9 million and $3.2 million to provide, at September 30, 1996 and September 30, 1995, respectively, for estimated losses to be incurred upon repurchase and resale of loans originated and indemnified by the Company. An increase in repurchase activity beyond that forecasted by the Company may have an adverse effect on the Company's liquidity.

   On January 25, 1996, the Company and its lender entered into a warehousing credit agreement (the "Warehousing Agreement"), whereby the lender has agreed to provide the Company with up to $2.5 million in financing to repurchase certain mortgage loans relating to the Company's discontinued mortgage banking business. Under the terms of the Warehousing Agreement, the Company may borrow up to 80% of the lesser of: (i) the repurchase price of the related mortgage loan; (ii) the remaining principal balance of the mortgage loan; and (iii) the fair market value of the mortgage loan. Borrowings are collateralized by the related mortgage instruments and certain other of the Company's assets.

   As of September 30, 1996 the Company has borrowed $1.3 million under the Warehousing Agreement. The borrowings are included in "Net liabilities of discontinued operations" in the Company's consolidated balance sheet as of September 30, 1996.

   On April 28, 1995, the Company and its lender entered into a credit agreement (as amended, the "Pilgrim America Credit Agreement" or "Agreement") to finance the Company's fund management operations. Under the Pilgrim America Credit Agreement, the lender agreed to provide the Company with $16 million of term loans ("Term Loans") and up to $10 million of loans to finance the sale of Fund shares subject to a contingent deferred sales charge.

   On July 31, 1996, the Company and its lender amended and restated the Pilgrim America Credit Agreement. The restated Agreement allows PAG to borrow up to $15 million to be used for various purposes including: (i) general corporate purposes; (ii) acquisition of investment management contracts; and (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge. The Agreement contains restrictive covenants which require PAG and the Company to maintain certain financial ratios and prohibits "restricted payments" (including dividends and other payments) from PAG to the Company. Borrowings under the Agreement are collateralized by assets of PAG, PAS and PAI, and guaranteed by the Company. Loans may be drawn down until July 31, 1997 and are repayable quarterly beginning on September 30, 1997 and ending on September 30, 2001. Additionally, the Company is obligated to pay a monthly commitment fee of 0.375%, annualized, of any unused borrowing availability.

   As of September 30, 1996 the Company had borrowed $3.6 million under the Agreement. There were no borrowings under the Agreement at September 30, 1995.

   Between  November  1994 and January  1995,  the Company  repurchased  500,000 shares of its common stock at a total purchase price of $2.0 million. These purchases were made in open market transactions pursuant to a previously announced authorization by the Company's board of directors to repurchase up to 500,000 shares of common stock based upon market conditions.

   On September 27, 1996, the Company repurchased 1,017,730 shares of its common stock from two institutional stockholders at a price of $6.50 per share for a total of $6.6 million. These purchases were funded with borrowings under the Agreement, $3.0 of which was borrowed on September 27, 1996 and the balance, $3.6 million, borrowed on October 2, 1996.

   During Fiscal 1996 and 1995, the Company redeemed 3,384 and 6,768 shares, respectively, of its Series A Preferred Stock at the liquidation value of $100 per share, for an aggregate redemption price of $338,000 and $677,000, respectively. As of September 30, 1995 there were 3,384 such shares issued and outstanding. The remaining shares were redeemed at their liquidation value on March 31, 1996.

   As discussed in "Item 3. Legal Proceedings", the Company and certain of its current and former officers are named as defendants in a complaint filed by the RTC alleging violations relating to the Company's acquisition of Wesav Mortgage Corporation in 1991. Although the Company believes that its officers acted properly and that it has strong meritorious defenses, an unfavorable determination by the court may have a material adverse effect on the Company's operations and liquidity.

ECONOMIC FACTORS

   Economic changes, including changes in inflation, interest rates, and financial market conditions, may cause investors to decide against purchasing, or to redeem investments in, certain types of mutual funds, including those offered by the Company. To the extent investors refrain from purchasing the shares of the Company's Funds, or redeem significant amounts from the Funds, the Company's revenues, and growth in such revenues which are derived from assets under management, may be adversely affected.

   Additionally, the Company relies on borrowings to finance the payment of commissions on sales of shares sold with a contingent deferred sales charge ("B shares"). To the extent interest rates increase substantially or the Company is not able to secure adequate financing, sales of B shares, and related revenues therefrom, may be adversely affected.

   The investment management business is not generally capital intensive. Except for the effect on revenues as described above, the financial results of continuing operations would not be significantly affected by inflation and price changes.

NEWLY ADOPTED ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS No. 121 requires that long-lived assets and certain identified intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. SFAS No. 121 must be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting SFAS No. 121 is not expected to be material.

   SFAS No. 123, "Accounting for Stock-Based Compensation", issued by the FASB in October 1995, applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOPs). A new method of accounting for stock-based compensation arrangements with employees is established by the Statement. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB Opinion No. 25 ("Opinion 25").

   SFAS No. 123 fair value based method will result in higher compensation costs than the Opinion 25 intrinsic value based method for fixed stock option compensation plans and will result in a different compensation cost for variable stock option compensation plans. Also, many employee stock purchase plans that are considered noncompensatory under Opinion 25 will be compensatory and result in the recognition of compensation costs under the fair value based method.

   SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (i) to continue to use the Opinion 25 method or (ii) to adopt the Statement No. 123 fair value based method. The Company is intending to use the former method upon implementation of SFAS 123, with the attendant disclosures required by the statement.

   The financial statement disclosures required under SFAS No. 123 are to be adopted for financial statements for fiscal years beginning after December 15, 1995. The impact on the Company of adopting SFAS No. 123 is not expected to be material.

   In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements of the Company as of September 30, 1996 and for each of the years in the three-year period ended September 30, 1996, together with the related notes and the Report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages. Other required financial information and schedules are set forth herein, as more fully described in Item 14.

KPMG Peat Marwick LLP
     725 South Figueroa Street
     Los Angeles, CA 90017

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
Express America Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Express America Holdings Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Express America Holdings Corporation and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG Peat Marwick LLP
October 23, 1996



[LOGO        Member Firm of
OMITTED]     Klynveld Peat Marwick Goerdeler

EXPRESS AMERICA HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                 September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1996               1995
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                                                                             $    238            $  1,858
 Investments                                                                                              2,462               2,100
 Accounts receivable                                                                                        216               1,253
 Notes receivable                                                                                         3,587               3,504
 Costs assigned to management contracts acquired, less
   accumulated amortization of $1,943 and $638                                                           30,320              31,744
 Furniture, fixtures and equipment, less accumulated depreciation
   of $1,378 and $868                                                                                     1,144               1,540
 Deferred taxes                                                                                           1,750                --
 Deferred acquisition costs, less accumulated amortization of $131
   and $1                                                                                                 1,939                  65
 Other assets                                                                                               899               1,431
                                                                                                       --------            --------
TOTAL ASSETS                                                                                           $ 42,555            $ 43,495
                                                                                                       ========            ========

------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Net liabilities of discontinued operations                                                               3,392               4,138
 Notes payable                                                                                            3,600                --
 Accounts payable and accrued expenses                                                                    5,775               3,297
                                                                                                       --------            --------
   Total liabilities                                                                                     12,767               7,435
                                                                                                       --------            --------
Commitment and contingencies
Redeemable preferred stock                                                                                 --                   338
Stockholders' equity:
 Common stock, $.01 par value, 10,000,000 shares authorized,
   5,377,860 shares issued, with 3,860,130 and 4,877,860
   shares  outstanding at September 30, 1996 and September 30, 1995                                          54                  54
 Less: Treasury stock, 1,517,730 shares at September 30, 1996 and
   500,000 shares at September 30, 1995                                                                  (8,623)             (2,008)
 Additional paid-in capital                                                                              48,759              48,759
 Unrealized gain on investments                                                                             333                --
 Accumulated deficit                                                                                    (10,735)            (11,083)
                                                                                                       --------            --------
   Total stockholders' equity                                                                            29,788              35,722
                                                                                                       --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 42,555            $ 43,495
                                                                                                       ========            ========

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        For the Years Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                               1996                   1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
 Management and administrative fees                                         $    12,556           $     5,668           $      --
 Distribution fees                                                                1,143                   377                  --
 Investment and other income                                                        786                   318                  --
                                                                            -----------           -----------           -----------
   Total revenues                                                                14,485                 6,363                  --
                                                                            -----------           -----------           -----------

------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
 General and administrative                                                       7,367                 4,004                  --
 Selling                                                                          6,530                 2,012                  --
 Amortization and depreciation                                                    1,990                   897                  --
                                                                            -----------           -----------           -----------
    Total expenses                                                               15,887                 6,913                  --
                                                                            -----------           -----------           -----------
Loss from continuing operations before taxes                                     (1,402)                 (550)                 --
                                                                            -----------           -----------           -----------
 Income tax benefit                                                               1,750                  --                    --
                                                                            -----------           -----------           -----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                          348                  (550)                 --
                                                                            -----------           -----------           -----------
DISCONTINUED OPERATIONS
 Loss from operations of discontinued mortgage business                            --                     (14)               (8,490)
 Loss on discontinuance of mortgage operations,
   including $5,307 for operating losses
   during the phase out period                                                     --                  (5,307)                 --
                                                                            -----------           -----------           -----------
LOSS FROM DISCONTINUED OPERATIONS                                                  --                  (5,321)               (8,490)
                                                                            -----------           -----------           -----------
NET EARNINGS (LOSS)                                                         $       348           $    (5,871)          $    (8,490)
                                                                            ===========           ===========           ===========

------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share from
 continuing operations                                                      $      0.07           $     (0.11)                 --
                                                                            ===========           ===========           ===========
Net earnings (loss) per common share                                        $      0.07           $     (1.19)          $     (1.58)
                                                                            ===========           ===========           ===========
Shares used in per share calculation                                          4,866,737             4,950,044             5,377,860
                                                                            ===========           ===========           ===========


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                            For the Years Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                    $    348          $ (5,871)         $(8,490)
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
 Loss from discontinued operations                                                         --               5,321             8,490
 Amortization and depreciation                                                            1,990               891              --
 (Increase) decrease in accounts receivable                                                 954            (1,437)             --
 Increase (decrease) in operating liabilities                                             2,478              (344)             --
 Increase in other operating assets                                                      (3,148)           (1,177)           (3,421)
                                                                                       --------          --------          --------
Net cash provided by (used in) operating activities                                       2,622            (2,617)           (3,421)
                                                                                       --------          --------          --------
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business                                                                   --             (29,271)             --
 Investment in Pilgrim America Funds                                                        (29)           (2,100)             --
 Sales of furniture, fixtures and equipment                                                 130                68              --
 Purchases of furniture, fixtures and equipment                                            (244)             (135)             --
 Cash provided by (used in) discontinued operations                                        (746)           34,669               135
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities                                        (889)            3,231               135
                                                                                       --------          --------          --------

-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Term debt borrowing                                                                      3,600              --                --
 Redemption of preferred stock                                                             (338)             (677)             (677)
 Purchase of treasury stock                                                              (6,615)           (2,008)             --
                                                                                       --------          --------          --------
 Net cash used in financing activities                                                   (3,353)           (2,685)             (677)
                                                                                       --------          --------          --------
 Net decrease in cash and cash equivalents                                               (1,620)           (2,071)           (3,963)
 Cash and cash equivalents, beginning of period                                           1,858             3,929             7,892
                                                                                       --------          --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    238          $  1,858          $  3,929
                                                                                       ========          ========          ========

-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
 Interest paid                                                                         $    186          $  1,343          $ 16,652
 Income taxes paid                                                                            2                98                47
 Income tax refunds received                                                                 12               269             4,522
 Liabilities assumed relating to acquisition of business                                   --               3,536              --


-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Retained
                                                                      Additional       Unrealized        Earnings           Total
                                         Common         Treasury       Paid-in           Gain on       (Accumulated    Stockholders'
                                          Stock          Stock         Capital          Investments       Deficit)         Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1993             $     54       $   --         $ 48,759         $   --            $  3,278        $ 52,091
   Net loss                                  --             --             --               --              (8,490)         (8,490)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1994                   54           --           48,759             --              (5,212)         43,601
   Repurchase of treasury stock              --           (2,008)          --               --                --            (2,008)
   Net loss                                  --             --             --               --              (5,871)         (5,871)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1995                   54         (2,008)        48,759             --             (11,083)         35,722
   Repurchase of treasury stock              --           (6,615)          --               --                --            (6,615)
   Unrealized gain on investments            --             --             --                333              --               333
   Net earnings                              --             --             --               --                 348             348
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1996             $     54       $ (8,623)      $ 48,759         $    333          $(10,735)       $ 29,788
                                         ========       ========       ========         ========          ========        ========


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                     EXPRESS AMERICA HOLDINGS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CORPORATE BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Corporate Background. On April 7, 1995, Express America Holdings Corporation and certain newly formed subsidiaries acquired investment management assets and became engaged principally in the mutual fund management business (see Note 2).

   (b) Consolidation. The consolidated financial statements include the accounts of Express America Holdings Corporation's wholly-owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc. ("PAI"), a registered investment advisor and Pilgrim America Securities, Inc. ("PAS"), a registered broker-dealer (collectively "Pilgrim America"). PAG commenced operations upon the Company's acquisition (the "Acquisition") of certain assets of Atlas Holdings, formerly the Pilgrim Group, Inc. and its subsidiaries on April 7, 1995. The consolidated financial statements also include the accounts of the Express America Holdings Corporation's wholly- owned subsidiaries, Express America Funding Corporation ("EAFC"), Express America Mortgage Corporation ("EAMC"), EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investments Inc.-2, the Company's wholly-owned mortgage banking subsidiaries (collectively, the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions are eliminated in consolidation.

   Prior to April 7, 1995, the Company's principal business consisted of mortgage banking activities, including the origination, sale, and servicing of loans collateralized by first mortgages on residential real estate. On February 28, 1995 the Company announced the discontinuance of its remaining mortgage banking operations (see Note 14). Consequently, the Company's mortgage banking activities are reported as discontinued operations.

   Subsequent to the Acquisition on April 7, 1995, the continuing operating activities of the Company consisted principally of providing investment management and related services to various open-end and closed-end investment companies currently operating under the Pilgrim and Pilgrim America names (the "Funds"). Accordingly, the results of continuing operations reported in the consolidated financial statements reflect only such activities.

   (c) Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less, including money market funds which are readily convertible into cash.

   (d) Fair Value of Financial Instruments. Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets including cash and cash equivalents, investments and certain receivables are carried at fair value or contracted amounts, which approximate fair value. Similarly, liabilities including notes payable, certain payables and accrued expenses are carried at amounts approximating fair value.

   (e) Marketable Securities. Upon acquisition, the Company classified its securities into one of three categories: held to maturity securities, trading securities or available for sale securities. Held to maturity securities are those securities the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations. Available for sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company classified all of its marketable securities as available for sale securities.

   PAS values all of its investments at market in accordance with broker-dealer industry practice. Unrealized gains and losses are included in income.

   All realized gains and losses on security transactions are recorded on the average cost method.

                     EXPRESS AMERICA HOLDINGS CORPORATION

   (f) Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation over the estimated useful lives of the related assets using the straight line method.

   (g) Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represents the fair value of the investment management rights acquired in connection with the Acquisition and also represents the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs from the Acquisition. Such amounts are being amortized on a straight-line basis over 25 years.

   The Company analyzes Costs Assigned to Management Contracts Acquired periodically to determine whether any impairment has occurred in its value. Based upon anticipated future income from operations, in the opinion of Company management, there has been no impairment.

   (h) Deferred Acquisition Costs. The Company pays commissions of up to 4.00% to authorized broker-dealers at the time that Fund shares with contingent deferred sales charges (Class B shares) are sold. These payments are capitalized and amortized over a six-year period, which is the period in which the contingent deferred sales charge is effective.

   (i) Management Fees and Administrative Fees. The Company receives fees from the Funds for investment management and administrative services performed as set forth in the related agreements between the Company and each Fund. Such fees, net of sub-advisor fees, are recorded as income when earned.

   (j) Distribution Fee Income and Expenses. Distribution plan payments received by the Company from the Funds are recorded as income when earned. Costs associated with the marketing and sale (distribution) of the Funds' shares are expensed as incurred.

   (k) Distribution Costs--Managed Funds. Certain of the Funds' distribution plans (the "reimbursement plans") reimburse the Company for distribution costs, but limit the reimbursement to between .25% and .30% of the respective Fund's average daily net assets determined on an annual basis. Unreimbursed costs may be carried over for a three-year period subject to the same annual percentage limitations. Distribution costs are expected to exceed reimbursements for the three-year period. Therefore, no receivable is currently recorded for any unreimbursed amounts.

   (l) Debt Issuance Costs. Costs incurred in obtaining debt financing for acquisitions, operations and payment of sales commissions on back-end load mutual funds managed and distributed by the Company are deferred and amortized on a straight-line basis over the terms of the related loan agreements.

   (m) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (n) Net Earnings (Loss) Per Common Share. Net earnings (loss) per common share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. No effect has been given to stock options outstanding for the years ended September 30, 1996, 1995, and 1994, as such options would have had an anti-dilutive effect.

   (o) Reclassifications. Certain prior year balances have been reclassified to conform to current presentation.

   (p) Use of Estimates. Management has made certain estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                     EXPRESS AMERICA HOLDINGS CORPORATION

(2) ACQUISITION

   On April 7, 1995, the Company acquired certain assets of Pilgrim Group, Inc. for $28.1 million in cash and assumed certain operating liabilities. The Acquisition was accounted for under the purchase method. The Company recorded costs assigned to management contracts acquired in connection with the Acquisition of $32.3 million, which included provisions for transaction costs and the cost of moving the acquired operations to Phoenix, Arizona. In connection with the Acquisition, the Company entered into investment advisory and other contracts with five mutual funds with combined net assets of $1.3 billion. The Company also acquired the right to the name "Pilgrim" and certain other operating assets. The Funds include two closed-end funds with shares traded on the New York Stock Exchange: Pilgrim America Prime Rate Trust (NYSE:PPR) and Pilgrim America Bank and Thrift Fund, Inc. (NYSE:PBS); and three open-end funds: Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund and Pilgrim Government Securities Income Fund.

   Pilgrim America's results of operations from April 7, 1995, have been included in the Company's consolidated statements of operations.

   Following are selected unaudited pro forma results of operations for 1995 and 1994 respectively, as if the Acquisition had occurred at the beginning of Fiscal 1994:

                                                           Pro Forma for the
                                                              Years Ended
                                                             September 30,
                                                              (Unaudited)
                                                     ---------------------------
Description                                              1995            1994
------------------------------------------------     ----------       ---------
                                                        (In thousands, except
                                                          per share amounts)
Revenues                                               $ 12,005        $ 10,848
                                                       ========        ========
Loss from continuing operations                        $ (1,744)       $ (3,423)
                                                       ========        ========
Loss per common share from continuing operations       $  (0.35)       $  (0.64)
                                                       ========        ========

(3) NOTE RECEIVABLE

   On September 30, 1994, the Company sold its mortgage loan servicing operations, including the rights to service $6.3 billion in mortgage loans, to NationsBanc Mortgage Corporation. The Company received $88.2 million at closing, comprised of $84.0 million in cash and a promissory note in the amount of $4.2 million. The principal on this note is due on September 30, 1999. The note is subject to the right of offset with respect to certain indemnifications made by the Company in connection with the sale. The Company had an allowance of $618,000 and $701,000 at September 30, 1996 and September 30, 1995,
respectively, to cover potential claims made in connection with the indemnification provisions.

(4) INVESTMENTS

   Investments in marketable securities are carried at market value and consist of investments in certain Funds managed by the Company. The cost basis of the Company's investments was $2.1 million as of September 30, 1996 and 1995. Gross unrealized gains thereon were $333,000 and $0, respectively.

(5) TERM LOAN COMMITMENT

   On July 31, 1996, the Company and its lender amended and restated an existing credit agreement dated April 28, 1995, used to finance the Company's fund management operations (the "Pilgrim America Credit Agreement" or "Agreement"). The restated Agreement allows PAG to borrow up to $15 million to be used for various purposes including: (i) general corporate purposes; (ii) acquisition of investment management contracts; and (iii) financing of commissions paid by the Company in connection with sales

                     EXPRESS AMERICA HOLDINGS CORPORATION
of Fund shares subject to a contingent deferred sales charge. Borrowings are collateralized by assets of PAG, PAS and PAI, and guaranteed by the Company. Loans may be drawn down until July 31, 1997 and are repayable quarterly beginning on September 30, 1997 and ending on September 30, 2001.

   In connection with the Pilgrim America Credit Agreement, the Company paid the lender a closing fee of $260,000 in April 1995, which has been capitalized and is being amortized over the term of the Agreement. Additionally, the Company is obligated to pay a commitment fee of 0.375%, annualized, of any unused borrowing availability.

   As of September 30, 1996, the Company had borrowed $3.6 million under the Agreement. There were no borrowings as of September 30, 1995. The weighted average interest rate on borrowings outstanding during Fiscal 1996 was 7.14%.

(6) REDEEMABLE PREFERRED STOCK

   During Fiscal 1996, 1995 and 1994 the Company redeemed 3,384, 6,768 and 6,768 shares, respectively, of its Series A Preferred Stock at the liquidation value of $100 per share, for an aggregate redemption price of $338,000, $677,000, and $677,000, respectively. As of September 30, 1995 there were 3,384 such shares issued and outstanding and all such remaining shares were redeemed on March 31, 1996.

(7) INCOME TAXES

   Deferred tax assets are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback,
(ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the deferred tax asset, as of September 30, 1996 management has determined that it is more likely than not that the Company will realize a tax benefit of $1.75 million. Therefore, a valuation allowance has been established for the remaining deferred tax assets. The net change in the valuation allowance for deferred tax assets in 1996 was $1.4 million.

                     EXPRESS AMERICA HOLDINGS CORPORATION

   As of September 30, 1996 and September 30, 1995, the Company had a deferred tax asset before valuation allowance of $10.7 million and $9.8 million (as adjusted for filed tax returns), respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are presented below (in thousands):

                                                              September 30,
                                                        -----------------------
                                                           1996          1995
                                                        ---------      ---------
DEFERRED TAX ASSETS:
     Net operating loss carryforward                     $  7,802      $  6,120
     Allowance for contingency                              1,022         1,281
     Repurchase allowance                                     772         1,272
     Deferred compensation                                    355           173
     Allowance for discontinued operations                    290            25
     Allowance for receivables                                247           280
     Allowance for foreclosure losses                          95           441
     Other                                                     83           251
                                                         --------      --------
Total gross deferred tax assets                            10,666         9,843
Less valuation allowance                                   (7,765)       (9,134)
                                                         --------      --------
     Total deferred tax assets                              2,901           709
                                                         --------      --------

DEFERRED TAX LIABILITIES:
     Goodwill                                                (878)         (564)
     Depreciation                                            (145)         (145)
     Unrealized gain on investments                          (128)         --
                                                         --------      --------
Total deferred tax liabilities                             (1,151)         (709)
                                                         --------      --------
     Net deferred tax assets                             $  1,750      $   --
                                                         ========      ========

   At September 30, 1996, the Company had net operating loss carryforwards ("NOL's") for federal income tax purposes of $19.5 million which are available to offset future federal taxable income through the fiscal year ending September 30, 2010.

   The total income tax provision (benefit) differs from the amount computed by applying the statutory Federal income tax rate for the following reasons (in thousands):

                                                       Years Ended September 30,
                  Description                              1996          1995
---------------------------------------------------     ----------    ---------
Expected tax benefit on loss from continuing
  operations                                              $  (477)     $  (187)
Increase in income taxes resulting from meals and              45           20
  entertainment
State income taxes, net of federal taxes                      (76)        --
Change in valuation allowance                              (1,242)         167
                                                          -------      -------
  Total                                                   $(1,750)     $  --
                                                          =======      =======

(8) STOCKHOLDERS' EQUITY

   On September 27, 1996, the Company repurchased 1,017,730 shares of its common stock from two institutional stockholders at a price of $6.50 per share for a total of $6.6 million. The Company used funds borrowed under the Pilgrim America Credit Agreement to finance the repurchase (see Note 5).

                     EXPRESS AMERICA HOLDINGS CORPORATION

   Between  November  1994 and January  1995,  the Company  repurchased  500,000 shares of its common stock at a total purchase price of $2.0 million. These purchases were made in open market transactions pursuant to a previously announced authorization by the Company's board of directors to repurchase up to 500,000 shares of common stock based upon market conditions.

(9) STOCK OPTION AND PERFORMANCE SHARE PLANS

   Pursuant to the Company's Stock Option Plan (the "Plan"), the Company's board of directors has granted to certain officers and employees incentive stock options to purchase 536,000 shares of the Company's common stock as of September 30, 1996. Under the Plan, total options of up to 537,786 shares are available to be granted. Additionally, as of September 30, 1996 the Company had issued to non- employee directors non-statutory stock options to purchase 50,000 shares of common stock. All options outstanding at September 30, 1996 were issued with an exercise price of $5.75 per share. The options vest at a rate of 33 1/3 % on each anniversary of the date of grant. Stock option activity for the three years ended September 30, 1996 is shown below (in thousands, except per share data):

                                                            Fiscal Year
                                                     ---------------------------
                                                     1996       1995      1994
                                                    -------    -------    ------
     Options outstanding at beginning of year         581        334        386
     Options granted                                  326        385         --
     Options exercised                                 --         --         --
     Options canceled                                (321)      (138)       (52)
                                                     ----       ----       ----
     Options outstanding at end of year               586        581        334
                                                     ====       ====       ====
     Options exercisable at end of year                87        196        194
                                                     ====       ====       ====

   On August 30, 1996, the Company adopted the 1996 Performance Share Plan (the "Plan"), approved and administered by the Company's board of directors, in which certain officers and employees were granted interests that entitle them to compensation amounts directly related to the market price of the Company's common stock ("Performance Shares"). The compensation cost attributable to the performance shares is equivalent to the market value of the Company's common stock less the value assigned on grant date. Such compensation cost is amortized into operations over the vesting period of the performance shares.

   The Performance Shares vest over a five-year period. The maximum aggregate number of Performance Shares that may be issued under the plan is 250,000. Cancelled and forfeited shares may be reissued under the Plan. As of September 30, 1996, 182,500 Performance Shares were outstanding, each with an assigned value of $5.75.

(10) EMPLOYEE BENEFITS

   In July 1991, EAHC established a tax deferred savings plan under Section 401(k) of the Internal Revenue Code. The plan, which was amended May 1, 1995, covers all full time employees and allows for a maximum contribution of $9,500 and $9,240 (the "Maximum") by each employee in 1996 and 1995, respectively. Prior to May 1, 1995, employees were allowed to contribute up to 20 percent of their salary, subject to the Maximum. Employees were immediately vested in their contributions. Matching contributions made by the Company were voluntary and any matching contributions made through May 1, 1995 are fully vested.

   Subsequent to May 1, 1995, pursuant to the amended plan, employees may contribute up to 10% of their salary, subject to the Maximum, and the Company automatically matches the employee's contributions, up to 7% of the employee's salary. Employees vest in the plan over a three-year period.

                     EXPRESS AMERICA HOLDINGS CORPORATION

   During the year ended September 30, 1996 and September 30, 1995, the Company contributed $273,000 and $131,000, respectively, to the plan.

(11) COMMITMENTS AND CONTINGENCIES

   The Company has been named as a defendant in a complaint filed by the Resolution Trust Corporation (the "RTC"). The outcome of this suit cannot be predicted, but the Company believes it has strong meritorious defenses and intends to vigorously defend itself in this action (see Note 15).

   The Company is also involved in various other legal proceedings which arose in the course of its discontinued mortgage operations. Management is of the opinion that such proceedings are not material in nature and will not have a material adverse effect on the Company.

   The Company is obligated under certain non-cancelable operating leases for equipment and office facilities. In addition, as of September 30, 1996 and September 30, 1995 the Company has provided $196,000 and $377,000, respectively, for net discounted future minimum lease payments relating to lease obligations acquired from Pilgrim Group, Inc. The Company's operations have been relocated and the facilities subleased. Net undiscounted future minimum lease payments of $276,000 are included in the loss from discontinued operations in Fiscal 1995 relating to office space subleased on mortgage branches.

   Future minimum lease payments under the Company's operating leases for its offices in Phoenix, Arizona and for the offices in Los Angeles, California (which lease was acquired from Pilgrim Group, Inc. pursuant to the Acquisition), as well as the sublease income related to the Los Angeles office, are as follows:

                                         Lease      Sublease      Net
          September 30,                 Payments     Income     Payments
          --------------               ----------   -------     -------
              1997                      $  964      $  525      $  439
              1998                         890         525         365
              1999                         890         525         365
              2000                         720         350         370
          Thereafter                       629          --         629
                                        ------      ------      ------
                                        $4,093      $1,925      $2,168
                                        ======      ======      ======

   Rent expense included in continuing operations for the years ended September 30, 1996, 1995 and 1994 were $333,000, $292,000, and $0, respectively.

(12) RELATED PARTY TRANSACTIONS

   Investment Advisory Agreements. Pursuant to investment management agreements (the "Agreements"), the Company provides investment management services to the Funds. Following an initial two-year term, the Agreements are renewable annually based upon approval by the Fund's Board, including approval by a majority of the respective Fund's disinterested directors.

   Additionally, each Agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

   As provided in the Agreements, the Company receives management fees ranging from .50% to 1.25% on an annual basis of the respective Fund's average daily net assets. Management fees received from the Funds, net of sub-advisory fees, amounted to $11.2 million during Fiscal 1996 and $5.1 million for the period from April 7, 1995 to September 30, 1995. Some of the Agreements also contain, or the Company has otherwise agreed to, expense limitation provisions whereby the Company has agreed to reimburse certain Funds annually, under certain conditions, an amount equal to all or a portion of its investment

                     EXPRESS AMERICA HOLDINGS CORPORATION
advisory fees. Fund expense reimbursements under these provisions were $606,000 and $94,000, respectively, for Fiscal Years 1996 and 1995, and amounts payable to the Funds under such provisions as of September 30, 1996 and September 30, 1995 were $56,290 and $94,000, respectively.

   In addition the Company acts as administrator for Pilgrim America Prime Rate Trust (the "Trust"). Under the terms of the related Agreement, the Company receives annual administrative fees ranging from .10% to .15% of the average daily net assets plus any borrowings of the Trust. The fees are computed daily and payable monthly.

   During Fiscal 1996 and Fiscal 1995, the Company recognized administrative fee income of $1.3 million and $608,000, respectively, in connection with this Agreement.

   The Company also serves as the principal distributor for Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund, Pilgrim Government Securities Income Fund, Pilgrim America Masters Asia- Pacific Equity Fund, Pilgrim America Masters MidCap Value Fund and Pilgrim America Masters LargeCap Value Fund, open-end management investment companies (collectively, the "Open-end Funds") managed by the Company (see Note 13). Distribution fees earned from the Open-end Funds amounted to $1.1 million and $377,000 for Fiscal 1996 and Fiscal 1995, respectively.

(13) DISTRIBUTION PLANS

   Pursuant to Rule 12b-1 of the Investment Company Act of 1940, as principal distributor for the Open-end Funds, the Company receives distribution fees ranging from .25% to 1.00% on an annual basis of the respective Open-end Fund's average daily net assets. Also under Rule 12b-1, the Company makes ongoing payments on a quarterly basis to authorized dealers for distribution and shareholder servicing at annual rates ranging from .25% to .65% of the Fund's average daily net assets.

   The Company is entitled to contingent deferred sales charges which are imposed upon the redemption of certain classes of shares of the Open-end Funds. Such charges are paid by the redeeming shareholder and are imposed at the rate of 5% for redemptions in the first year after purchase, declining to 4%, 3%, 3%, 2% and 1% in the second, third, fourth, fifth and sixth years, respectively.

(14) DISCONTINUED OPERATIONS

   Historically, the Company had been engaged in the mortgage banking business. On June 9, 1994, the Company sold its rights to service $305.5 million of Government National Mortgage Association ("GNMA") loans. On September 30, 1994, the Company's mortgage servicing portfolio and operations were sold (see Note
3). On February 28, 1995, the Company discontinued the remainder of its mortgage banking operations and recorded a provision for loss on discontinuance of mortgage banking operations of $986,000. This provision included the anticipated mortgage banking related revenues and expenses, including severance expense and all other costs that will be incurred to phase out these operations. Subsequent to February 28, 1995, during Fiscal 1995 the Company increased the loss provision to $5.3 million, based on reevaluation of its allowances for discontinued operations, including legal fees and other costs relating to recent legal proceedings (see Note 15). During Fiscal 1996, no additional provisions were made for discontinued operations and as of September 30, 1996 the Company believes that the remaining allowances are adequate to complete the discontinuance of the remaining mortgage banking operations. The Company believes that it has substantially wound down its mortgage banking operations, but anticipates that mortgage loan related issues will continue to arise through at least Fiscal 1997.

   Balance Sheet. The balance sheet presentation included in the accompanying consolidated financial statements as of September 30, 1996 and 1995 has been adjusted to reflect the assets and liabilities relating to the Company's mortgage banking operations as net liabilities of discontinued operations.

                     EXPRESS AMERICA HOLDINGS CORPORATION

   The following table sets forth certain balance sheet information related to these operations as of September 30, 1996 and 1995:

                  NET LIABILITIES OF DISCONTINUED OPERATIONS
                                (in thousands)

                                                              September 30
                                                              ------------
                                                         1996             1995
                                                       --------         --------
   ASSETS
   Other receivables                                   $   157          $ 3,186
   Mortgage loans held for sale                          3,516            2,352
                                                       -------          -------
        TOTAL ASSETS                                     3,673            5,538
                                                       -------          -------

   LIABILITIES
   Accounts payable and accrued expenses                 3,191            6,676
   Allowances for contingencies (see Notes 11 and 15)    2,554            3,000
   Notes payable                                         1,320             --
                                                       -------          -------
        TOTAL LIABILITIES                                7,065            9,676
                                                       -------          -------
   NET LIABILITIES OF DISCONTINUED OPERATIONS          $(3,392)         $(4,138)
                                                       =======          =======

   Operations. The statements of operations presentation included in the accompanying consolidated financial statements for the fiscal years ended September 30, 1996, 1995, and 1994 have been adjusted to reflect the results of the mortgage banking operations as discontinued operations.

   Restructuring Charges. Beginning in March 1994, interest rates increased significantly, causing a sudden decline in the level of refinancing activities both industry-wide and for the Company. As a result, the Company's loan origination activity and revenues precipitously declined. To offset the decline in origination revenue and to enhance productivity, the Company adopted a plan to consolidate its wholesale loan origination business from eight hub offices to four hub offices which functions were centralized in the Company's Scottsdale, Arizona headquarters. The Company recorded a $1.7 million charge during the third quarter in 1994 to cover the cost of consolidating operations.

   With the continual decline in the Company's loan origination activity and revenues, the Company adopted another restructuring plan during the fourth quarter of Fiscal 1994 to consolidate its wholesale loan origination business into one hub office in Scottsdale, Arizona while maintaining sales offices in areas where the other hub offices existed. As a result of this restructuring plan, the Company recorded another $3.4 million charge during the fourth quarter of Fiscal 1994.

   The total $5.1 million restructuring charge for Fiscal 1994 was recorded as an allowance of which $4.7 million remained at September 30, 1994, included in the net liabilities of discontinued operations in the accompanying consolidated financial statements. The components of the restructuring allowance at September 30, 1994 were as follows (in thousands):

                                                                    Balance at
                                             Charge                September 30,
                                            Recorded      Usage       1994
                                            --------    --------      ------
Losses on office and equipment leases        $ 2,850     $  (178)    $ 2,672
Loss on fixed assets                           1,447        --         1,447
Termination benefits                             427        (117)        310
Travel, moving and other costs                   326         (94)        232
                                             -------     -------     -------
                                             $ 5,050     $  (389)    $ 4,661
                                             =======     =======     =======

                     EXPRESS AMERICA HOLDINGS CORPORATION

   The losses on office and equipment leases of $2.9 million were based on the estimated costs of terminating certain lease agreements. If under any of the lease agreements a termination cost could not be negotiated with the lessor, the loss was calculated using the total of the undiscontinued future sublease payments to be received under estimated sublease agreements. Such leases expire prior to September 30, 1997.

   The $427,000 of termination benefits was calculated based upon the benefits that were paid to approximately 130 loans origination employees terminated under the restructuring plans.


   The components of the restructuring allowance at September 30, 1995 and 1994 are as follows (in thousands):

                                                                    Balance                            Change in         Balance at
                                                                  September 30,        Less          Restructuring     September 30,
                                                                     1994              Usage           Estimates            1995
                                                                 ---------------     ----------       -----------        ----------
Losses on office and equipment leases                               $ 2,672            $(2,548)         $   204            $   328
Loss on fixes assets                                                  1,447             (1,098)            (349)              --
Termination benefits                                                    310               (136)            (174)              --
Travel, moving and other costs                                          232                (82)            (150)              --
                                                                    -------            -------          -------            -------
                                                                    $ 4,661            $(3,864)         $  (469)           $   328
                                                                    =======            =======          =======            =======

   Usage of the allowance for losses on office and equipment leases was $127,000 during Fiscal 1996 and the balance remaining at September 30, 1996 was $201,000.

   The Company has loss allowances, included in accrued expenses (of discontinued operations), in the amount of $237,000 and $1.0 million at September 30, 1996 and 1995, respectively, to provide for estimated losses to be incurred upon foreclosure of loans in the servicing portfolio and for VA no-bids. Additionally, as of September 30, 1996 and 1995, the Company had established repurchase allowances of $1.9 million and $3.2 million, also in accrued expenses, respectively, to provide for estimated losses to be incurred upon repurchase and resale of loans originated by the Company.

(15) LEGAL PROCEEDINGS

   The Company acquired its now discontinued mortgage banking operations from the Resolution Trust Corporation ("RTC") on May 16, 1991 following a competitive marketing process. The RTC filed a complaint in the United States District Court, District of Arizona on December 8, 1995, against the Company, Rauscher Pierce Refsnes, Inc., Smith Barney, Harris Upham & Co., Incorporated and five individuals and their spouses including the current CEO and CFO of the Company and two former officers of the Company. The complaint alleges various irregularities in the bidding process and the closing of the acquisition. The RTC has asked for an aggregate at least $20 million in actual damages and at least $60 million in punitive damages from all defendants. The RTC ceased operating on December 31, 1995 and the Federal Deposit Insurance Corporation (the "FDIC") assumed responsibility for this case.

   The Company filed an Answer and a Motion to Dismiss with respect to the FDIC action on February 16, 1996. The Motion to Dismiss stated that most of the claims asserted by the FDIC including the claim for punitive damages are defective as a matter of law and must be dismissed. The Court heard oral arguments by all parties regarding each of their Motions to Dismiss in June 1996 and rendered a decision in August 1996 in which it generally found that the FDIC had properly pled its claims or that the FDIC needed to amend its complaint to restate certain claims. The only claims dismissed were contract claims against the Company's CEO and CFO and all claims against the CEO's current spouse. The FDIC filed an amended complaint in September 1996 and the Company filed an amended Answer. The Answer contains both denials and affirmative defenses to the remaining claims asserted by the FDIC. The Company believes it has meritorious defenses to the claims brought by the FDIC and it will vigorously defend itself against all claims.

                     EXPRESS AMERICA HOLDINGS CORPORATION

   The Company notified its Officer and Director liability carrier of the FDIC action in January 1996 seeking coverage as permitted by the policy in connection with losses which it may incur in connection with this action. To date, the insurance carrier has not responded with respect to its determination as to whether the policy permits recovery of any losses incurred in connection with this action.

   The accompanying financial statements include, in discontinued operations, an accrual of $2.6 million and $3.2 million (allowance for contingencies) at September 30, 1996 and September 30, 1995 related to the litigation. The accrual is based on management's assessment, after consultation with outside legal counsel, of all estimated costs relating to the matter. The ultimate outcome of the litigation cannot presently be determined.

   The Company is also involved in various other legal proceedings which arose in the course of its discontinued mortgage operations. Management is of the opinion that such proceedings are not material in nature and will not have a material adverse effect on the Company.

(16) SUBSEQUENT EVENT

   On November 19, 1996, Pilgrim America Prime Rate Trust issued 18,122,963 additional shares of beneficial interest in the Fund ("Common Shares") pursuant to a one for five non-transferable rights offering (the "Offering") which was completed on November 12, 1996. Total net proceeds to the Fund were $157.7 million, after the deduction of Offering expenses.

   As a result of the Offering, the Fund is anticipating increasing its borrowings proportionately with the increase in its net assets and is currently negotiating with outside lenders to increase borrowing capacity. Additionally, the Company has agreed to reduce its management fees on net assets plus borrowings in the Fund over $1.15 billion to .60% for a period of three years following the Offering.


(17) QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)


                                                                                       Fiscal 1996 Quarter Ended
                                                               ---------------------------------------------------------------------
                                                               December 31,         March 31,          June 30,        September 30,
                                                               -------------      -----------        -----------       -------------
Revenues
     Management and administrative fees .................       $     2,981        $     3,011        $     3,084        $     3,480
     Distribution fees ..................................               213                254                307                369
     Investment and other income ........................               129                224                214                219
                                                                -----------        -----------        -----------        -----------
          Total revenues ................................             3,323              3,489              3,605              4,068
                                                                -----------        -----------        -----------        -----------
Expenses
     General and administrative .........................             2,056              1,874              1,903              1,534
     Selling ............................................             1,347              1,777              1,818              1,588
     Amortization and depreciation ......................               469                482                526                513
                                                                -----------        -----------        -----------        -----------
          Total expenses ................................             3,872              4,133              4,247              3,635
                                                                -----------        -----------        -----------        -----------
Earnings (loss) from continuing
    operations before taxes .............................              (549)              (644)              (642)               433
Tax benefit .............................................              --                 --                 --                1,750
                                                                -----------        -----------        -----------        -----------
Net earnings (loss) .....................................       $      (548)       $      (643)       $      (642)       $     2,183
                                                                ===========        ===========        ===========        ===========
Net earnings (loss) per share ...........................       $     (0.11)       $     (0.13)       $     (0.13)       $      0.45
                                                                ===========        ===========        ===========        ===========
Shares used in per share calculation ....................         4,877,860          4,877,860          4,877,860          4,833,611
                                                                ===========        ===========        ===========        ===========

                     EXPRESS AMERICA HOLDINGS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information respecting (a) continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" and (b) disclosure of delinquent filters pursuant to Item 405 of Regulation S-K is set forth under the caption "Compliance with Section 16(a) under The Exchange Act," in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1997 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Company's 1997 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at the end of Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

   Information respecting executive compensation is set forth under the caption "Executive Compensation" in the 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information respecting security ownership of certain beneficial owners and management is included under the caption "Principal Stockholders and Stockholdings of Management" in the 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information respecting certain relationships and transactions of management is set forth under the caption "Certain Transactions" in the 1997 Proxy Statement, which information is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                     Page or
                                                                                Method of Filing
                                                                          ------------------------------
(a)         FINANCIAL STATEMENTS.

 (1)        Report of KPMG Peat Marwick LLP                                           Page 21

 (2)        Consolidated Financial Statements and Notes thereto of the Company,       Page 22
            including Consolidated Balance Sheets as of September 30, 1996 and
            1995 and related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended September 30, 1996,
            1995 and 1994.

(b)         FINANCIAL STATEMENT SCHEDULES.

 (1)        Report of KPMG Peat Marwick LLP                                           Filed herein

 (2)        Schedule I-- Condensed Financial Information                              Filed herein

 (3)        Schedule II--Valuation and Qualifying Accounts                            Filed herein

(c) EXHIBITS. The following exhibits are filed as part of this Report.

 3.1        Restated Certificate of Incorporation of Registrant           Incorporated by reference to
                                                                          Exhibit 3.1 of the
                                                                          Registrant's Annual Report on
                                                                          Form 10-K for the Fiscal Year
                                                                          Ended September 30, 1993 (the
                                                                          "1993 Form 10-K")

 3.2        Amended and Restated Bylaws of Registrant                     Incorporated by reference to
                                                                          Exhibit 3.2 of the 1993 Form
                                                                          10-K

 3.3        Certificate of Ownership and Merger Merging Registrant into   Incorporated by reference to
            First Western Corporation                                     Exhibit 3.3 of the 1993 Form
                                                                          10-K

 4.1        Form of Certificate for Common Stock                          Incorporated by reference to
                                                                          Exhibit 4.1 of the 1993 Form
                                                                          10-K

 4.2.1      Stock Option Plan of the Registrant (as amended through       Incorporated by reference to
            November 1993)                                                Exhibit 4.2.1 of the 1993 Form
                                                                          10-K

 4.2.2      Form of Incentive Stock Option Agreement for the Stock        Incorporated by reference to
            Option Plan                                                   Exhibit 4.2 of Form S-8
                                                                          Registration Statement No.
                                                                          33-61274 ("S-8 No. 33-61274")

 4.2.3      Form of Nonstatutory Stock Option Agreement for the Stock     Incorporated by reference to
            Option Plan                                                   Exhibit 4.3 of S-8 No.
                                                                          33-61274

 4.3        Form of Stock Option Agreement for Non-Employee Directors     Incorporated by reference to
                                                                          Exhibit 4 of Form S-8 No.
                                                                          33-64738

                                                                                     Page or
                                                                                Method of Filing
                                                                          ------------------------------
 4.4        Registration Rights Agreement between Registrant and its      Incorporated by reference to
            stockholders, dated February 28, 1992                         Exhibit 4.5 of Form S-1
                                                                          Registration Statement No.
                                                                          33-45038 ("S-1 No. 33-45038")

 4.5.1      Performance Share Plan                                                    Filed herein

 4.5.2      Form of Performance Share Agreement                                       Filed herein

 10.1.1     Employment Agreement between Registrant and Robert W.         Incorporated by Reference to
            Stallings dated August 16, 1995                               Exhibit 10.1.1 of the Report
                                                                          on Form 10-K for the Fiscal
                                                                          Year Ended September 30, 1995
                                                                          (the "1995 Form 10-K")

 10.1.2     Employment Agreement between Registrant and James R. Reis     Incorporated by Reference to
            dated August 16, 1995                                         Exhibit 10.1.2 of the 1995
                                                                          Form 10-K

 10.1.3     Employment Agreement between Registrant and James M. Hennessy Incorporated by Reference to
            dated August 4, 1995                                          Exhibit 10.1.3 of the 1995
                                                                          Form 10-K

 10.1.4     Employment Agreement between Registrant, PAG and Daniel A.    Incorporated by Reference to
            Norman dated August 4, 1995                                   Exhibit 10.1.4 of the 1995
                                                                          Form 10-K

 10.2.1     Indemnity Agreement between the Registrant, Registrant and    Incorporated by reference to
            certain  investors,  dated May 16, 1991                       Exhibit 10.14.1 of S-1 No.
                                                                          33-45038

 10.2.3     Form of Indemnity Agreement between the Registrant and each   Incorporated by reference to
            member of its Board of Directors                              Exhibit 10.9.3 of the 1992
                                                                          Form 10-K
 10.3       Asset Purchase Agreement dated August 27, 1994 between        Incorporated by reference to
            Registrant and NationsBanc Mortgage Corporation               Exhibit 2 to Form 8-K relating
                                                                          to an event of August 27, 1994

 10.4       Acquisition Agreement among the Registrant, Pilgrim Group,    Incorporated by reference to
            Inc., Pilgrim Management Corporation, Pilgrim Distributors    Exhibit 2 to Form 8-K relating
            Corporation and Palomba Weingarten                            to an event of December 7,
                                                                          1994

 10.5.1     Amended and Restated Credit Agreement ("Credit Agreement")                Filed herein
            dated July 31, 1996, by and between PAG and First Bank
            National Association ("First Bank")

 10.15      Reaffirmation of Security Agreement dated July 31, 1996, by               Filed herein
            PAG to First Bank

 10.16      Reaffirmation of Security Agreement dated July 31, 1996, PAI              Filed herein
            to First Bank

 10.17      Reaffirmation of Security Agreement dated July 31, 1996, by               Filed herein
            PAS to First Bank

 10.18      Reaffirmation of Guaranty and Pledge Agreement dated July 31,             Filed herein
            1996, by the Registrant in favor of First Bank

 10.19      Reaffirmation of Guaranty dated July 31, 1996, by PAI in                  Filed herein
            favor of First Bank

 10.20      Reaffirmation of Pledge Agreement dated as of July 31, 1996,              Filed herein
            by PAG to First Bank


                                                                                     Page or
                                                                                Method of Filing
                                                                          ------------------------------
 10.21      Portfolio Management Agreement among PAI, HSBC Asset          Incorporated by reference to
            Management Americas Inc. and HSBC Asset Management Hong       Exhibit 10.22 of the 1995 Form
            Kong Limited, dated April 27, 1995                            10-K

 10.22      Portfolio Management Agreement dated May 1, 1995, between     Incorporated by reference to
            PAI and CRM Advisors, LLC                                     Exhibit 10.23 of the 1995 Form
                                                                          10-K

 10.23      Portfolio Management Agreement dated May 1, 1995, between     Incorporated by reference to
            PAI and Ark Asset Management Co., Inc.                        Exhibit 10.24 of the 1995 Form
                                                                          10-K

 10.24      Investment Management Agreement dated June 6, 1995, between   Incorporated by reference to
            PAI and Pilgrim America Masters Series, Inc.                  Exhibit 10.25 of the 1995 Form
                                                                          10-K

 10.25      Investment Management Agreement dated April 7, 1995, between  Incorporated by reference to
            PAI and Pilgrim America Investment Funds, Inc. on behalf of   Exhibit 99.5 of Form 8-K/A
            its Pilgrim America High Yield Fund series                    Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.26      Investment Management Agreement dated April 7, 1995, between  Incorporated by reference to
            PAI and Pilgrim Government Securities Income Fund             Exhibit 99.4 of Form 8-K/A
                                                                          Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.27      Investment Management Agreement dated April 7, 1995, between  Incorporated by  reference to
            PAI and Pilgrim Prime Rate Trust                              Exhibit 99.1 of Form 8-K/A,
                                                                          Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.28      Investment Management Agreement dated April 7, 1995, between  Incorporated by reference to
            PAI and Pilgrim Regional BankShares Inc.                      Exhibit 99.3 of Form 8-K/A,
                                                                          Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.29      Investment Management Agreement dated April 7, 1995, between  Incorporated by reference to
            PAI and Pilgrim America Investment Funds, Inc. on behalf of   Exhibit 99.2 of Form 8-K/A,
            Pilgrim America MagnaCap Fund series                          Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.30      Administration Agreement amended and restated as of April 7,  Incorporated by reference to
            1995, between PAG and Pilgrim Prime Rate Trust                Exhibit 99.6 of Form 8-K/A,
                                                                          Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.31      Distribution Plan dated April 7, 1995, between PAI and        Incorporated by reference to
            Pilgrim America Investment Funds, Inc. on behalf of its       Exhibit 99.7 of Form 8-K/A
            Pilgrim America MagnaCap Fund series and PAS                  Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.32      Distribution Plan dated April 7, 1995, between PAI and        Incorporated by reference to
            Pilgrim America Investment Funds, Inc. on behalf of its       Exhibit 99.8 of Form 8-K/A,
            Pilgrim America High Yield Fund series and PAS                Amendment No. 2, Event dated
                                                                          December 7, 1994


                                                                                     Page or
                                                                                Method of Filing
                                                                          ------------------------------
 10.33      Distribution Plan dated April 7, 1995, between Pilgrim        Incorporated by reference to
            Government Securities Income Fund, Inc. and PAS               Exhibit 99.9 of Form 8-K/A,
                                                                          Amendment No. 2, Event dated
                                                                          December 7, 1994

 10.34      Warehousing Credit Agreement dated January 25, 1996 between               Filed herein
            Express America Mortgage Corporation and First Bank National
            Association

 21         Subsidiaries of Registrant                                    Incorporated by reference to
                                                                          Exhibit 21, 1995 Form 10-K

 23         Consent of KPMG Peat Marwick LLP                              Included in Report at Financial Statement
                                                                          Schedules

 24         Powers of Attorney                                            See Signature Page

(d)         REPORTS ON FORM 8-K.

            During the fiscal year ended September 30, 1996, the Company filed one Current Report on Form 8-K dated February 27, 1996 relating to an event that occurred on February 22, 1996.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this twelfth day of December, 1996.


                EXPRESS AMERICA HOLDINGS CORPORATION,
                a Delaware corporation


                By: /s/ Robert W. Stallings
                    ------------------------------------------------------------
                    Robert W. Stallings
                    Chairman of the Board, Chief Executive Officer and President

                                POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Stallings and James R. Reis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 Signature                            Title                                             Date
 ---------                            -----                                             ----
/s/ Robert W. Stallings               Chairman of the Board, Chief                      December 12, 1996
-----------------------------           Executive Officer and President
Robert W. Stallings                    (Principal Executive Officer)

/s/ James R. Reis                     Vice Chairman and Chief Financial Officer         December 12, 1996
-----------------------------           (Principal Accounting Officer)
James R. Reis

/s/ John C. Cotton                    Director                                          December 12, 1996
-----------------------------
John C. Cotton

/s/ Roy A. Herberger, Jr.             Director                                          December 12, 1996
-----------------------------
Roy A. Herberger, Jr.

/s/ John M. Holliman, III             Director                                          December 12, 1996
-----------------------------
John M. Holliman, III

/s/ Stephen A McConnell               Director                                          December 12, 1996
-----------------------------
Stephen A. McConnell

/s/ Paul J. Renze                     Director                                          December 12, 1996
-----------------------------
Paul J. Renze

                                       43

             Independent Auditors' Consent and Report on Schedules
             -----------------------------------------------------


The Board of Directors
Express America Holdings Corporation:

The audits referred to in our report dated October 23, 1996, included the related financial statement schedules as of September 30, 1996 and 1995, and for each of the years in the three-year period ended September 30, 1996. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements No. 33-61274 and No. 33-64738 on Form S-8 of Express America Holdings Corporation of our report dated October 23, 1996 relating to the consolidated balance sheets of Express America Holdings Corporation and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996 and all related schedules, which reports appear in the September 30, 1996, annual report of Form 10-K of Express America Holdings Corporation.


                                          /s/ KPMG Peat Marwick LLP
                                          -------------------------
                                              KPMG Peat Marwick LLP



Los Angeles, California
December 12, 1996

--------------------------------------------------------------------------------
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
EXPRESS AMERICA HOLDINGS CORPORATION


in thousands
--------------------------------------------------------------------------------


Condensed Balance Sheets
                                           September 30,    September 30,
                                               1996             1995
                                           ------------     ------------
Assets:
Cash and cash equivalents ...........        $      3         $     29
Investments .........................           2,346            2,000
Investments in subsidiaries .........          32,552           31,310
Due from subsidiaries ...............             942            2,513
Other assets ........................             537              556



                                             --------         --------

Total assets ........................        $ 36,380         $ 36,408
                                             ========         ========


Liabilities and Stockholders' Equity:
Other liabilities ...................        $  6,592         $    348
Redeemable preferred stock ..........            --                338
Common stock ........................              54               54
      Less: Treasury stock ..........          (8,623)          (2,008)
Additional paid in capital ..........          48,759           48,759
Unrealized gain on investments ......             333             --
Accumulated deficit .................         (10,735)         (11,083)
                                             --------         --------
           Total stockholders' equity          29,788           35,722
                                             --------         --------
Total liabilities and stockholders'
           equity ...................        $ 36,380         $ 36,408
                                             ========         ========



Condensed Statement of Operations
                                            For the Years Ended September 30,
                                             1996        1995         1994
                                            -------     -------      -------
Equity in undistributed earnings (loss) of
 subsidiaries                               $   588     $(5,811)     $(8,440)
Other gain (loss) ........................     (240)        (60)         (50)
                                            -------     -------      -------
Net earnings (loss) ......................  $   348      (5,871)     $(8,490)
                                            =======     =======      =======


Condensed Statements of Cash Flows

                                                                                          For the Years Ended September 30,
                                                                                             1996       1995       1994
                                                                                           -------    -------    -------
Net earnings (loss)
Adjustments to reconcile earnings (loss) to net cash provided by (used in)
  operating activities                                                                       7,834      2,420      8,479
                                                                                           -------    -------    -------
           Net cash provided by (used in) operating activities .........................     8,182     (3,451)       (11)
                                                                                           -------    -------    -------
           Net cash provided by (used in) investing activities .........................    (1,255)     6,165        606
                                                                                           -------    -------    -------
           Redemption of preferred stock ...............................................      (338)      (677)      (677)
           Purchase of treasury stock ..................................................    (6,615)    (2,008)      --
                                                                                           -------    -------    -------
           Net cash provided by (used in) financing activities .........................    (6,953)    (2,685)      (677)
                                                                                           -------    -------    -------
           Increase(decrease) in cash and cash equivalents .............................       (26)        29        (82)
           Cash and cash equivalents, beginning of period ..............................        29       --           82
                                                                                           -------    -------    -------
           Cash and cash equivalents, end of period ....................................   $     3    $    29    $  --
                                                                                           =======    =======    =======

-------------------------------------------------------------------------------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EXPRESS AMERICA HOLDINGS CORPORATION


in thousands
-------------------------------------------------------------------------------------------------------------------------------

              Column A                    Column B                   Column C                   Column D           Column E
--------------------------------------    ------------    -------------------------------    ----------------    --------------
                                                                    Additions
                                                          -------------------------------
                                          Balance at      Charged to       Charged from                             Balance
                                           beginning       costs and        (to) other                              at end
             Description                   of period       expenses          accounts        Deductions (1)        of period
--------------------------------------    ------------    ------------    ---------------    ----------------    --------------
Year ended September 30, 1996
Allowance for restructuring                $   328          $ --              $ --              $  (127)            $  201
Allowance for repurchases                    3,171            --                --               (1,241)             1,930
Allowance for losses                         1,003            --                  58               (168)               893
Allowance for contingencies (2)              3,000            --                 528               (974)             2,554

Year ended September 30, 1995
Allowance for restructuring                  4,661            --                (469)            (3,864)               328
Allowance for repurchases                    1,747           2,826               271             (1,673)             3,171
Allowance for losses                         1,738             334              (271)              (798)             1,003
Allowance for contingencies (2)               --             3,000              --                                   3,000

Year ended September 30, 1994
Allowance for restructuring                   --             5,050              --                 (389)             4,661
 Allowance for purchased servicing           8,400            --                --               (8,400)              --
Allowance for repurchases                      826           1,220              --                 (299)             1,747
Allowance for losses                         2,509             698              --               (1,469)             1,738

(1) Actual losses charged against allowance, net of recoveries and reclassifications
(2) For estimated costs related to RTC action (see "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data - Notes 11, 15").