Form 10-Q
period 1996-12-31
EXPRESS AMERICA HOLDINGS CORP
filed 1997-02-04
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996
                               ------------------

                         Commission File Number 0-19799
                                                -------


                      EXPRESS AMERICA HOLDINGS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Delaware                                        86-0670679
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


Two Renaissance Square, 40 North Central Avenue, Suite 1200, Phoenix, AZ 85004
-------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (602) 417-8100
                                                       --------------


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


        3,860,130 Shares of Common Stock outstanding on January 31, 1997
        ----------------------------------------------------------------

                                      INDEX


 PART I.  FINANCIAL INFORMATION                                                                     Page
                                                                                                    ----
      Item 1.       Financial Statements

                    (a)    Condensed Consolidated Financial Statements...........................      3

                    (b)    Notes to Condensed Consolidated Financial Statements..................      6


      Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...................................................................      7

PART II.  OTHER INFORMATION

     Item 1.       Legal Proceedings............................................................       9

     Item 6.       Exhibits and Reports on Form 8-K.............................................       9

     Signatures.................................................................................      10

        ITEM 1. FINANCIAL STATEMENTS


EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

                                                                          December 31, September 30,
                                                                             1996         1996
----------------------------------------------------------------------------------------------------

Assets
   Cash and cash equivalents                                                $    194    $    238
   Investments                                                                 2,449       2,462
   Accounts receivable                                                           228         216
   Notes receivable                                                            3,608       3,587
   Costs assigned to management contracts acquired, less
        accumulated amortization of $2,265 and $1,943                         29,998      30,320
   Furniture, fixtures and equipment, less accumulated
        depreciation of $1,468 and $1,378                                      1,057       1,144
   Deferred taxes                                                              1,750       1,750
   Deferred acquisition costs, less accumulated amortization
         of $230 and $131                                                      2,710       1,939
   Other assets                                                                1,063         899
                                                                            --------    --------
Total assets                                                                $ 43,057    $ 42,555
                                                                            ========    ========
------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
   Net liabilities of discontinued operations                               $  3,665    $  3,392
   Notes payable                                                               6,150       3,600
   Accounts payable and accrued expenses                                       2,535       5,775
                                                                            --------    --------
               Total liabilities                                              12,350      12,767
                                                                            --------    --------


Stockholders' equity:
   Common stock, $.01 par value, 10,000,000  shares authorized, 5,377,860
        shares issued,  with 3,860,130 shares outstanding                         54          54
   Less:  Treasury stock, 1,517,730 shares                                    (8,623)     (8,623)
   Additional paid-in capital                                                 48,759      48,759
   Unrealized gain on investments                                                286         333
   Accumulated deficit                                                        (9,769)    (10,735)
                                                                            --------    --------
                Total stockholders' equity                                    30,707      29,788
                                                                            --------    --------
Total liabilities and stockholders' equity                                  $ 43,057    $ 42,555
                                                                            ========    ========
------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                     December 31,
----------------------------------------------------------------------------------------
                                                                      1996          1995
----------------------------------------------------------------------------------------

Revenues
   Management and administrative fees                          $     3,930   $     2,981
   Distribution fees                                                   466           213
   Investment and other income                                         264           129
                                                               -----------   -----------
               Total revenues                                        4,660         3,323
                                                               -----------   -----------
----------------------------------------------------------------------------------------

Expenses
   General and administrative                                        1,923         2,057
   Selling                                                           1,245         1,347
   Amortization and depreciation                                       527           468
                                                               -----------   -----------
               Total expenses                                        3,695         3,872
                                                               -----------   -----------


Net earnings (loss)                                            $       965   $      (549)
                                                               ===========   ===========
----------------------------------------------------------------------------------------

Net earnings (loss) per common and common share equivalent     $      0.25   $     (0.11)
                                                               ===========   ===========
Shares used in per share calculation                             3,907,871     4,877,860
                                                               ===========   ===========
----------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

EXPRESS AMERICA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                          For the Three Months
                                                                           Ended December 31,
----------------------------------------------------------------------------------------------
                                                                            1996       1995
----------------------------------------------------------------------------------------------


Cash flows from operating activities
Net earnings (loss)                                                       $   965    $  (549)
Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
    Amortization and depreciation                                             527        468
    (Increase) decrease  in accounts receivable                               (33)        55
    Decrease in operating liabilities                                      (3,240)      (609)
    Increase in deferred acquisition costs                                   (873)      (135)
    (Increase) decrease  in other operating assets                           (175)         3
                                                                          -------    -------
Net cash used in operating activities                                      (2,829)      (767)
                                                                          -------    -------
----------------------------------------------------------------------------------------------

Cash flows from investing activities
    Investment in Pilgrim America Funds                                       (34)      --
    Sales of furniture, fixtures and equipment                                  8        115
    Purchases of furniture, fixtures and equipment                            (12)      (138)
    Cash provided by discontinued operations                                  273      1,428
                                                                          -------    -------
Net cash provided by investing activities                                     235      1,405
                                                                          -------    -------
----------------------------------------------------------------------------------------------

Cash flows from financing activities
    Term debt borrowing                                                     2,550       --
                                                                          -------    -------
    Net cash provided by financing activities                               2,550       --
                                                                          -------    -------
    Net  increase (decrease)  in cash and cash equivalents                    (44)       638
    Cash and cash equivalents, beginning of period                            238      1,858
                                                                          -------    -------
Cash and cash equivalents, end of period                                  $   194    $ 2,496
                                                                          =======    =======
----------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                         $    51    $    13
    Income taxes paid                                                        --            2
----------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      EXPRESS AMERICA HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         Principles of Consolidation. The accompanying condensed consolidated financial statements of Express America Holdings Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1996 which are included in the Company's Form 10-K for the fiscal year then ended.

         The condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc., a registered investment advisor, and Pilgrim America Securities, Inc., a registered broker/dealer (collectively "Pilgrim America"). Pilgrim America commenced operations upon the Company's acquisition (the "Acquisition") of certain investment assets of Pilgrim Group, Inc. on April 7, 1995. The condensed consolidated financial statements also include the accounts of the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp., the successor (as of December 27, 1996) to Express America Mortgage Corporation
("EAMC"), EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2.

         Prior to April 7, 1995, the Company's principal business consisted of mortgage banking activities, including the origination, sale, and servicing of loans collateralized by first mortgages on residential real estate. On February 28, 1995, the Company announced the discontinuance of the remainder of its mortgage banking operations.

         Subsequent to the Acquisition on April 7, 1995, the continuing operating activities of the Company consist primarily of providing investment management and related services through its subsidiaries to various open-end and closed-end investment companies operating under the Pilgrim and Pilgrim America names (the "Funds"). Accordingly, the results of operations reported in the condensed consolidated financial statements reflect only such activities.

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

         The Company analyzes costs assigned to management contracts acquired periodically to determine whether any impairment has occurred in its value. Based upon anticipated future income from operations, in the opinion of management, there has been no impairment.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The Company is a holding company that, through its wholly-owned subsidiaries provides investment management and related services for six open-end and two closed-end funds (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). The Company commenced its investment management operations on April 7, 1995, when it consummated the acquisition (the
"Acquisition") of certain investment assets of Pilgrim Group, Inc. and its subsidiaries (now known as Atlas Financial Group, Inc. or "Atlas") for $28.1 million and the assumption of certain liabilities.

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


Results of Operations

         The Company continued its emphasis on marketing its open-end Funds to the broker dealer community during the quarter through increased contact with the broker dealer community. As of December 31, 1996, the Company had 60 full time employees, which included 19 sales and marketing, 14 portfolio management employees and 27 general and administrative employees.

         The following table presents comparative quarterly data regarding Fund assets under management and Fund sales for the five quarters ended December 31, 1996:




                                 Pilgrim America Funds
                            Selected Fund Data (Unaudited)
                                      ($ 000,000)
-------------------------------------------------------------------------------------
                     December 31,  March 31,    June 30,   September 30, December 31,
                        1995         1996         1996         1996          1996
                     ----------   ----------   ----------   ----------    ----------
Direct Sales         $     11.3   $     31.5   $     40.5   $     38.3    $     49.0

Exchanges Out (1)          (1.5)        (1.8)        (1.2)        (0.5)         (1.1)

Redemptions                (9.2)       (11.0)        (9.1)        (9.8)        (15.9)
                     ----------   ----------   ----------   ----------    ----------
Net Sales            $      0.6   $     18.7   $     30.2   $     28.0    $     32.0
                     ==========   ==========   ==========   ==========    ==========
Ending Assets Under
   Management (2)    $  1,372.6   $  1,413.1   $  1,451.7   $  1,704.5    $  2,022.6
                     ==========   ==========   ==========   ==========    ==========

(1) Net exchanges to the Company's sponsored money market fund.
(2) Includes net assets plus borrowings by Pilgrim America Prime Rate Trust for investment purposes of $286 million and $179 million at December 31, 1996 and September 30, 1996, respectively.




Quarter Ended December 31, 1996 Compared to the Quarter Ended December 31, 1995.

         Net earnings for the quarter amounted to $965,000, or $0.25 per share as compared to a net loss of $549,000 or $0.11 per share for the quarter ended December 31, 1995.

         Revenues. Revenues for the quarter ended December 31, 1996 increased by $1.3 million over revenues for the quarter ended December 31, 1995. Revenues increased primarily because management and administrative fees increased by $949,000 between the two periods. This increase was a result of an increase in assets managed by the Company. Assets under management, which totaled $2.0 billion at December 31, 1996, increased by $650 million since December 31, 1995. Additionally, an increase in the Company's open-end Funds' assets under management resulted in an increase in distribution fees of $253,000 in the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995.

         Expenses. Total expenses for the quarter ended December 31, 1996 decreased by $177,000 compared to the quarter ended December 31, 1995. This decrease was primarily a result of decreased personnel costs due to a reduction in the number of employees and a decrease in selling and marketing costs.

         Amortization and depreciation expense increased slightly between the quarter ended December 31, 1996 and the quarter ended December 31, 1995 primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs represent commissions paid for the sale of certain Fund shares and are capitalized and then amortized over a six-year period.

Liquidity

         The Company intends to continue funding its investment management operations with cash provided by operations and borrowings obtained under its Credit Agreement discussed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The Company believes that it will have adequate cash necessary to meet expected cash requirements.




                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         The Company acquired its now discontinued mortgage banking operation from the Resolution Trust Corporation ("RTC") on May 16, 1991 following a competitive bidding process. The Company previously disclosed that the RTC filed a complaint in the United States District Court, District of Arizona on December 8, 1995, against the Company, Rauscher Pierce Refsnes, Inc., Smith Barney, Harris Upham & Co., Incorporated and five individuals and their spouses including the current CEO and CFO of the Company and two former officers of the Company. The complaint alleges various irregularities in the bidding process and the closing of the acquisition. The RTC has asked for at least $20 million in actual damages and at least $60 million in punitive damages from all defendants. The RTC ceased operating on December 31, 1995 and the Federal Deposit Insurance Corporation (the "FDIC") assumed responsibility for the case.

         The Company believes that it has strong meritorious defenses and it will continue to vigorously defend itself against the RTC's claims.

         The Company notified its Officer and Director liability carrier of the FDIC action in January 1996 seeking coverage as permitted by the policy in connection with the losses which it may incur in connection with this action. The Company is presently in discussions with the carrier regarding a settlement of the liability, if any, the carrier may have in connection with this claim.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.0     Financial Data Schedules

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   EXPRESS AMERICA HOLDINGS CORPORATION



Date:  February 4, 1997            By: /s/ James R. Reis
                                       ----------------------------------------
                                       James R. Reis
                                       Vice-Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)