Form 10-Q
period 1997-03-31
EXPRESS AMERICA HOLDINGS CORP
filed 1997-05-12
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March  31, 1997
                              ----------------------

                         Commission File Number 0-19799
                                               ----------

                       PILGRIM AMERICA CAPITAL CORPORATION
                       -----------------------------------
                   F/K/A/ EXPRESS AMERICA HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)



           Delaware                                        86-0670679
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             40 North Central Avenue, Suite 1200, Phoenix, AZ 85004
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code     (602) 417-8100
                                                  ----------------------


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


           3,864,130 Shares of Common Stock outstanding on May 9, 1997
           -----------------------------------------------------------

                                      INDEX


 PART I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                           ----
           Item 1.       Financial Statements

                         (a)    Condensed Consolidated Financial Statements...........................       3

                         (b)    Notes to Condensed Consolidated Financial Statements..................       6


           Item 2.       Management's Discussion and Analysis of Financial Condition and
                         Results of Operations........................................................       7

PART II.  OTHER INFORMATION

           Item 1.       Legal Proceedings............................................................      10

           Item 4.       Submission of Matters to a Vote of Security Holders..........................      10

           Item 6.       Exhibits and Reports on Form 8-K.............................................      10

           Signatures.................................................................................      11

Item 1.  FINANCIAL STATEMENTS


PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

                                                                         March 31,        September 30,
                                                                           1997               1996
--------------------------------------------------------------------------------------------------------
Assets
     Cash and cash equivalents                                        $          160     $          238
     Investments                                                               2,449              2,462
     Accounts receivable                                                         240                216
     Notes receivable                                                          3,623              3,587
     Costs assigned to management contracts acquired, less
         accumulated amortization of $2,588 and $1,943                        29,675             30,320
     Furniture, fixtures and equipment, less accumulated depreciation
         of $1,452 and $1,378                                                    983              1,144
     Deferred taxes                                                            8,539              1,750
     Deferred acquisition costs, less accumulated amortization of
         $368 and $131                                                         3,753              1,939
     Other assets                                                              1,157                899
                                                                      ---------------    ---------------
Total assets                                                          $       50,579             42,555
                                                                      ===============    ===============

--------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
     Net liabilities of discontinued operations                       $        5,491     $        3,392
     Notes payable                                                             3,915              3,600
     Accounts payable and accrued expenses                                     2,476              5,775
                                                                      ---------------    ---------------
             Total liabilities                                                11,882             12,767
                                                                      ---------------    ---------------


Stockholders' equity:
     Common stock, $.01 par value, 10,000,000 shares authorized,
         5,377,860 shares issued, with 3,860,130 shares outstanding               54                 54
     Additional paid-in capital                                               48,759             48,759
     Less:  Treasury stock, 1,517,730 shares                                  (8,623)            (8,623)
     Unrealized gain on investments                                              266                333
     Accumulated deficit                                                      (1,759)           (10,735)
                                                                      ---------------    ---------------
             Total stockholders' equity                                       38,697             29,788
                                                                      ---------------    ---------------
     Total liabilities and stockholders' equity                       $       50,579     $       42,555
                                                                      ===============    ===============

--------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                      Three Months Ended               Six Months Ended
                                                          March 31,                       March 31,
-------------------------------------------------------------------------------------------------------------
                                                     1997            1996            1997            1996
-------------------------------------------------------------------------------------------------------------
Revenues
    Management and administrative fees            $     4,244     $   3,011       $    8,174      $    5,992
    Distribution fees                                     552           254            1,018             466
    Investment and other income                           274           224              538             353
                                                  ------------    -----------     -----------     -----------
        Total revenues                                  5,070         3,489            9,730           6,811
                                                  ------------    -----------     -----------     -----------

-------------------------------------------------------------------------------------------------------------

Expenses
    General and administrative                          1,868         1,874            3,791           3,931
    Selling                                             1,211         1,776            2,455           3,123
    Amortization and depreciation                         569           483            1,097             951
                                                  ------------    -----------     -----------     -----------
        Total expenses                                  3,648         4,133            7,343           8,005
                                                  ------------    -----------     -----------     -----------

    Earnings (loss) before taxes                        1,422          (644)           2,387          (1,194)

    Tax benefit                                         6,589            --            6,589              --
                                                  ------------    -----------     -----------     -----------

Net earnings (loss)                               $     8,011     $    (644)      $    8,976      $   (1,194)
                                                  ===========     ==========      ===========     ===========

-------------------------------------------------------------------------------------------------------------

Net earnings (loss) per common and common
    share equivalent                              $      1.97     $   (0.13)            2.24           (0.24)
                                                  ============    ==========     ===========     ===========

Shares used in per share calculation                4,066,328     4,877,860        4,006,047       4,877,860
                                                  ============    ==========     ===========     ===========

-------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                               For the Six Months
                                                                                Ended March 31,
-------------------------------------------------------------------------------------------------------------
                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net earnings (loss)                                                       $    8,976        $    (1,194)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Amortization and depreciation                                              1,097                951
    Increase in accounts receivable                                              (60)              (249)
    Decrease in operating liabilities                                         (3,299)              (361)
    Increase in deferred acquisition costs                                    (2,061)              (689)
    Increase in deferred tax asset                                            (6,789)                --
    (Increase) decrease in other operating assets                               (279)                36
                                                                        --------------    ---------------
Net cash used in operating activities                                         (2,415)            (1,506)
                                                                        --------------    ---------------

-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Investment in Pilgrim America Funds                                          (54)                --
    Sales of furniture, fixtures and equipment                                     8                115
    Purchases of furniture, fixtures and equipment                               (31)              (208)
    Cash provided by discontinued operations                                   2,099                779
                                                                        --------------    ---------------
Net cash provided by investing activities                                      2,022                686
                                                                        --------------    ---------------

-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Redemption of preferred stock                                                  --               (338)
    Term debt borrowing                                                          315                  --
                                                                        --------------    ---------------
    Net cash provided by (used in) financing activities                          315               (338)
                                                                        --------------    ---------------
    Net decrease in cash and cash equivalents                                    (78)            (1,158)
    Cash and cash equivalents, beginning of period                               238              1,858
                                                                        --------------    ---------------
Cash and cash equivalents, end of period                                  $      160        $       700
                                                                        ==============    ===============

-------------------------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                         $      212       $         35
    Income taxes paid                                                            --                   2

-------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         Name Change. On April 25, 1997, Express America Holdings Corporation changed its name to Pilgrim America Capital Corporation (NASDAQ: PACC) (the "Company") in order to better reflect that the Company's operating business is managing six open-end and two closed-end mutual funds under the Pilgrim America name.

         Principles of Consolidation. The accompanying condensed consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1996 which are included in the Company's Form 10-K.

         The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc., a registered investment advisor, and Pilgrim America Securities, Inc., a registered broker/dealer (collectively "Pilgrim America"). Pilgrim America commenced operations upon the acquisition (the "Acquisition") of certain assets of Pilgrim Group, Inc. on April 7, 1995. The condensed consolidated financial statements also include the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp., the successor (as of December 27, 1996) to Express America Mortgage Corporation ("EAMC"), and EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2.

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

         After the Acquisition, the continuing operating activities of the Company consist primarily of providing investment management and related services to various open-end and closed-end investment companies operating under the Pilgrim and Pilgrim America names (the "Funds"). The results of continuing operations reported in the condensed consolidated financial statements reflect these investment management activities.

         Reclassifications. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represents the fair value of the investment management rights acquired through the Acquisition and also represents the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs from the Acquisition. These amounts are being amortized on a straight-line basis over 25 years.

         The Company analyzes costs assigned to management contracts acquired periodically to determine whether any impairment in value has occurred. Based upon anticipated future income from operations, in the opinion of management there has been no impairment.

         Income Tax. Deferred tax assets are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. The Company recorded an income tax benefit during the three months ended March 31, 1997 as a result of a change in the valuation allowance for the Company's deferred tax asset. The change in the valuation allowance resulted from management's determination that it is more likely than not that the deferred asset will be realized.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The  Company  is a  holding  company  that,  through  its  wholly-owned subsidiaries, provides investment management and related services for six open-end and two closed-end funds (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). The Company commenced its investment management operations on April 7, 1995, when it consummated the acquisition (the "Acquisition") of certain of the net assets of Pilgrim Group, Inc.
(now known as Atlas Financial Group, Inc.) for $28.1 million.

         Prior to the Acquisition, the Company was engaged in the mortgage banking business, deriving revenues primarily from mortgage loan servicing and origination. On February 28, 1995, the Company announced the discontinuance of all remaining mortgage banking operations and continues to wind-down its mortgage operations by selling its remaining mortgage banking related assets.

Results of Operations

         The following table presents comparative quarterly data regarding Fund assets under management and Fund sales for the five quarters ended March 31, 1997:

                                                        Pilgrim America Funds
                                                    Selected Fund Data (Unaudited)
                                                              ($000,000)
                             -----------------------------------------------------------------------------
                              March 31,      June 30      September 30,      December 31,       March 31,
                                1996          1996            1996              1996              1997
                             -----------    ---------    ---------------    --------------     -----------
    Direct Sales             $     31.5     $   40.5     $         38.3     $        49.0      $     74.0
    Exchanges Out (1)              (1.8)        (1.2)              (0.5)             (1.1)            0.4
    Redemptions                   (11.0)        (9.1)              (9.8)            (15.9)          (16.6)
                             -----------    ---------    ---------------    --------------     -----------
    Net Sales                $     18.7     $   30.2     $         28.0     $        32.0      $     57.8
                             ===========    =========    ===============    ==============     ===========
    Ending Assets Under
    Management (2)           $  1,413.1     $1,451.7     $      1,704.5     $     2,022.6      $  2,138.0
                             ===========    =========    ===============    ==============     ===========

(1) Net Exchanges from (to) the Company's sponsored money market fund.
(2) Includes net assets plus borrowings by Pilgrim America Prime Rate Trust for investment purposes of $323 million , $286 million and $179 million at March 31, 1997, December 31, 1996 and September 30, 1996, respectively.




Quarter Ended March 31, 1997 Compared to the Quarter Ended March 31, 1996

         Net earnings for the March 31, 1997 quarter amounted to $8.0 million, or $1.97 per share compared to a net loss of $644,000, or $0.13 per share for the quarter ended March 31, 1996. Net earnings for the March 31, 1997 quarter consist of pre-tax income from the Company's continuing investment management business of $1.4 million, or $0.35 per share, and a tax benefit of $6.6 million, or $1.62 per share, related to prior operating losses.

         Revenues. Revenues for the March 31, 1997 quarter increased by $1.6 million over revenues for the March 31, 1996 quarter. This increase primarily resulted from an increase in management and administrative fees of $1.2 million. Management and administrative fees are based on assets under management which averaged $2.07 billion during the current quarter and $1.39 billion during the March 31, 1996 quarter.

         In addition, higher sales of open-end funds during the current quarter as compared to the March 31, 1996 quarter resulted in increased distribution fees of $298,000. Distribution fees are realized from the sale of certain fund shares.

         Expenses. Total expenses for the current quarter decreased by $485,000 compared to the March 31, 1996 quarter. This decrease in expenses primarily resulted from lower personnel costs due to a reduction in staff and lower selling expenses.

         Amortization and depreciation expenses increased by $86,000 between the two quarters primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six year period.

Six Months Ended March 31, 1997 Compared to the Six Months Ended March 31,1996.

         Net earnings for the six months ended March 31, 1997 were $9.0 million, or $2.24 per share, compared to a net loss of $1.2 million, or $0.24 per share for the six months ended March 31, 1996. Net earnings for the current reporting period consisted of pre-tax income from the Company's continuing investment management business of $2.4 million, or $0.60 per share, and a tax benefit of $6.6 million, or $1.64 per share, related to prior operating losses.

         Revenues. Revenues for the six months ended March 31, 1997 increased by $2.9 million over revenues for the six months ended March 31, 1996. This increase primarily resulted from an increase in management and administrative fees of $2.2 million. Management and administrative fees are based on assets under management which averaged $2.0 billion during the first half of fiscal 1997 and $1.4 billion during the first half of 1996.

         In addition, higher sales of open-end funds during the current reporting period as compared to the March 31, 1996 reporting period resulted in increased distribution fees of $552,000. Distribution fees are realized from the sale of certain fund shares.

         Expenses. Total expenses for the six months ended March 31, 1997 decreased by $662,000 compared to the six months ended March 31, 1996. This decrease primarily resulted from lower personnel costs due to a reduction in staff and lower selling expenses.

         Amortization and depreciation expenses increased by $146,000 between the two reporting periods primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six year period.



Liquidity

         The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under its credit agreement discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Company believes that it will have adequate cash necessary to meet expected cash needs both from cash generated from operations and borrowings available under its credit agreement. The Company's ability to borrow under its credit agreement expires July 1997. The Company expects to either extend its credit facility, replace it or simply rely on cash generated from operations.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

         The Company acquired its now discontinued mortgage banking operation from the Resolution Trust Corporation ("RTC") on May 16, 1991 following a competitive bidding process. The Company previously disclosed that the RTC filed a complaint in the United States District Court, District of Arizona on December 8, 1995, against the Company and other defendants. The RTC asked for at least $20 million in actual damages and at least $60 million in punitive damages from all defendants. The RTC ceased operating on December 31,1995 and the Federal Deposit Insurance Corporation (the "FDIC") assumed responsibility for the case.

         The Company notified its Officer and Director liability carrier of the FDIC action in January 1996 seeking coverage as permitted by the policy in connection with the losses which it may incur in connection with the FDIC action. On March 19, 1997, the Company received a payment from the Officer and Director liability carrier in settlement of the Company's claim.

         The Company and the FDIC have reached preliminary agreement to settle all claims in this action and a written settlement agreement is being prepared by the FDIC. Upon execution of the written agreement, the action will be dismissed with prejudice. No charge to earnings will result from this settlement.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders was held on February 26, 1997, for the purpose of electing two directors to the Company's Board of Directors. At the meeting, a quorum being present, votes cast in the election of directors were as follows:

Nominee                    Votes For        Votes Against       Votes Withheld          Broker Nonvotes
-------                    ---------        -------------       --------------          ---------------
Roy A. Herberger, Jr.      3,485,163               0                 23,240                      0

Stephen A McConnell        3,485,163               0                 23,240                      0

         No matters other than the election of two directors were before the meeting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1     Performance  Share Plan.  Incorporated by reference to Exhibit
                  4.1 in the Registrant's Registration Statement on Form S-8 (SEC File No. 333-23051)

         27.0     Financial Data Schedules

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    PILGRIM AMERICA CAPITAL CORPORATION



Date:  May 9, 1997                  By: /s/ James R. Reis
                                       ------------------------------------
                                       James R. Reis
                                       Vice-Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)