Form 10-Q
period 1997-06-30
PILGRIM AMERICA CAPITAL CORP
filed 1997-08-08
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                                -------------

                         Commission File Number 0-19799
                                                -------


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


         3,866,130 Shares of Common Stock outstanding on August 7, 1997
         --------------------------------------------------------------

                                      INDEX

 PART I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                           ----
           Item 1.       Financial Statements

                         (a)    Condensed Consolidated Financial Statements...........................       3

                         (b)    Notes to Condensed Consolidated Financial Statements..................       6


           Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                         Operations...................................................................       7

PART II.  OTHER INFORMATION

           Item 1.       Legal Proceedings............................................................      11


           Item 6.       Exhibits and Reports on Form 8-K.............................................      11

           Signatures.................................................................................      12

ITEM 1. FINANCIAL STATEMENTS


PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)


                                                          June 30, September 30,
                                                              1997        1996
--------------------------------------------------------------------------------

Assets
   Cash and cash equivalents                               $    235    $    238
   Investments                                                2,637       2,462
   Accounts receivable                                          331         216
   Notes receivable                                           3,938       3,587
   Costs assigned to management contracts acquired, less
        accumulated amortization of $2,910 and$1,943         29,352      30,320
   Furniture, fixtures and equipment, less accumulated
        depreciation of $330 and $1,378                         521       1,144
   Deferred taxes                                             7,581       1,750
   Deferred acquisition costs, less accumulated amortization
         of $554 and $131                                     4,783       1,939
   Other assets                                               1,000         899
                                                           --------    --------
Total assets                                               $ 50,378    $ 42,555
                                                           ========    ========
--------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
   Net liabilities of discontinued operations              $    707    $  3,392
   Notes payable                                              6,575       3,600
   Accounts payable and accrued expenses                      2,687       5,775
                                                           --------    --------
               Total liabilities                              9,969      12,767
                                                           --------    --------


Stockholders' equity:
   Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,383,860 shares issued, with
       3,866,130 shares outstanding                              54          54
   Less:  Treasury stock, 1,517,730 shares                   (8,623)     (8,623)
   Additional paid-in capital                                48,793      48,759
   Unrealized gain on investments                               420         333
   Accumulated deficit                                         (235)    (10,735)
                                                           --------    --------
                Total stockholders' equity                   40,409      29,788
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 50,378    $ 42,555
                                                           ========    ========
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands except per share amounts)

--------------------------------------------------------------------------------------------------------

                                                    Three months ended             Nine months ended
                                                          June 30,                      June 30,
                                                     1997          1996           1997           1996
                                                 -------------------------    --------------------------
Revenues
   Management and administrative fees            $     4,456   $     3,084    $    12,630    $     9,077
   Distribution fees                                     656           307          1,675            773
   Investment and other income                           582           214          1,120            567
                                                 -----------   -----------    -----------    -----------
          Total revenues                               5,694         3,605         15,425         10,417
                                                 -----------   -----------    -----------    -----------

--------------------------------------------------------------------------------------------------------
Expenses
     General and administrative                        2,027         1,903          5,818          5,834
     Selling                                           1,212         1,818          3,667          4,941
     Amortization and depreciation                       571           526          1,668          1,477
                                                 -----------   -----------    -----------    -----------
          Total expense                                3,810         4,247         11,153         12,252
                                                 -----------   -----------    -----------    -----------

Earnings (loss) from continuing operations
before income taxes (benefit)                          1,884          (642)         4,272         (1,835)

Income taxes  (benefit)                                  773             -         (5,815)             -
                                                 -----------   -----------    -----------    -----------

Net earnings (loss) from continuing operations         1,111          (642)        10,087         (1,835)
                                                 -----------   -----------    -----------    -----------

Net earnings  from operations of
discontinued mortgage business, net of tax               413             -            413              -
                                                 -----------   -----------    -----------    -----------

Net earnings (loss)                              $     1,524   ($      642)   $    10,500    ($    1,835)
                                                 ===========   ===========    ===========    ===========

--------------------------------------------------------------------------------------------------------

Earnings (Loss) per Common and
Common Equivalent Share
  Primary:
    Earnings (loss) from continuing operations   $      0.26   ($     0.13)   $      2.46    ($     0.38)
                                                 ===========   ===========    ===========    ===========

    Net earnings (loss)                          $      0.36   ($     0.13)   $      2.56    ($     0.38)
                                                 ===========   ===========    ===========    ===========

Shares used in per share calculation               4,233,411     4,877,860      4,098,060      4,877,860
                                                 ===========   ===========    ===========    ===========

  Fully Diluted:
    Earnings (loss) from continuing operations   $      0.26   ($     0.13)   $      2.35    ($     0.38)
                                                 ===========   ===========    ===========    ===========

    Net earnings (loss)                          $      0.35   ($     0.13)   $      2.45    ($     0.38)
                                                 ===========   ===========    ===========    ===========

Shares used in per share calculation               4,335,799     4,877,860      4,283,279      4,877,860
                                                 ===========   ===========    ===========    ===========

--------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPTIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                       For the Nine Months
                                                                          Ended June 30,
-------------------------------------------------------------------------------------------
                                                                         1997        1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities
Net earnings (loss)                                                    $ 10,500    ($ 1,835)
Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
    Amortization and depreciation                                         1,668       1,477
    Increase  in accounts receivable                                       (466)       (340)
    Decrease in operating liabilities                                    (3,088)       (865)
    Increase in deferred acquisition costs                               (3,287)     (1,267)
    Increase in deferred tax asset                                       (5,831)       --
    (Increase) decrease  in other operating assets                         (295)        591
                                                                       --------    --------
Net cash used in operating activities                                      (799)     (2,239)
                                                                       --------    --------


-------------------------------------------------------------------------------------------


Cash flows from investing activities
    Investment in Pilgrim America Funds                                     (88)        (22)
    Sales of furniture, fixtures and equipment                               12         129
    Purchases of furniture, fixtures and equipment                          (35)       (235)
    Cash used in discontinued operations                                 (2,103)       (173)
                                                                       --------    --------
Net cash used in investing activities                                    (2,214)       (301)
                                                                       --------    --------


-------------------------------------------------------------------------------------------


Cash flows from financing activities
    Redemption of preferred stock                                          --          (338)
    Proceeds from purchase of stock options                                  35        --
    Term debt borrowing                                                   2,975       1,500
                                                                       --------    --------
    Net cash provided by financing activities                             3,010       1,162
                                                                       --------    --------
    Net  decrease  in cash and cash equivalents                              (3)     (1,378)
    Cash and cash equivalents, beginning of period                          238       1,858
                                                                       --------    --------
Cash and cash equivalents, end of period                               $    235    $    480
                                                                       ========    ========


-------------------------------------------------------------------------------------------


Supplemental disclosures
    Interest paid                                                      $    372    $    103
    Income taxes paid                                                        95           2
    Income tax refund recieved                                             --            12

-------------------------------------------------------------------------------------------

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

         Principles of Consolidation. The accompanying condensed consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1996 which are included in the Company's Form 10-K.

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

         Prior to April 7, 1995, the Company's principal business consisted of mortgage banking activities, including the origination, sale, and servicing of loans collateralized by first mortgages on residential real estate. On February 28, 1995 the Company announced the discontinuance of the remainder of its mortgage banking operations. Consequently, all of the operating results of the Company's mortgage banking activities are reported as discontinued operations.

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

         Income Tax. Deferred tax assets are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. The Company recorded an income tax benefit during the nine months ended June 30, 1997 as a result of a change in the valuation allowance for the Company's deferred tax asset. The change in the valuation allowance resulted from management's determination that it is more likely than not that the deferred asset will be realized.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The Company is a holding company that, through its wholly-owned subsidiaries, provides investment management and related services for six open-end and two closed-end funds (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). The Board of Directors of Pilgrim America Bank and Thrift Fund approved converting the Fund from a closed-end fund to an open-end fund subject to obtaining shareholder approval at a meeting scheduled for October 16, 1997.

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

Results of Operations

         The following table presents comparative quarterly data regarding Fund assets under management and Fund sales for the five quarters ended June 30, 1997:

                                              Pilgrim America Funds
                                        Selected Fund Data (Unaudited)
                                                  ($000,000)
                        -----------------------------------------------------------------
                        June 30,      September 30,  December 31,  March 31,     June 30,
                          1996            1996          1996        1997          1997
-------------------     --------      -------------  ------------  ---------     --------
Direct Sales            $   40.5      $   38.3       $   49.0      $   74.0      $   60.7
Exchanges Out (1)           (1.2)         (0.5)          (1.1)          0.4          (1.1)
Redemptions                 (9.1)         (9.8)         (15.9)        (16.6)        (30.8)
                        --------      --------       --------      --------      --------
Net Sales               $   30.2      $   28.0       $   32.0      $   57.8      $   28.8
                        ========      ========       ========      ========      ========
Ending Assets Under
Management (2)          $1,451.7      $1,704.5       $2,022.6      $2,138.0      $2,288.9
                        ========      ========       ========      ========      ========

(1)  Net Exchanges from (to) the Company's sponsored money market fund.
(2) Includes net assets plus borrowings by Pilgrim America Prime Rate Trust for investment purposes of $345 million, $323 million, $286 million and $179 million at June 30, 1997, March 31, 1997, December 31, 1996 and September 30, 1996, respectively.



Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996

         Net earnings for the June 30, 1997 quarter amounted to $1.5 million, or $0.36 per share compared to a net loss of $642,000, or $0.13 per share for the quarter ended June 30, 1996. Net earnings for the June 30, 1997 quarter consist of net earnings from the Company's continuing investment management business of $1.1 million, or $0.26 per share, and net earnings from the operations of the discontinued mortgage business of $413,000 or $0.10 per share.

         Revenues. Revenues for the June 30, 1997 quarter increased by $2.1 million over revenues for the June 30, 1996 quarter. This increase primarily resulted from an increase in management and administrative fees of $1.4 million. Management and administrative fees are based on assets under management which averaged $2.20 billion during the current quarter and $1.43 billion during the June 30, 1996 quarter.

         In addition, higher sales of open-end funds during the current quarter as compared to the June 30, 1996 quarter resulted in increased distribution fees of $349,000. Distribution fees are realized from the sale of certain fund shares.

         Investment and other income for the June 30, 1997 quarter increased by $368,000 primarily as a result of a reduction of loss allowances related to a certain note receivable held in connection with the Company's sale of the mortgage banking servicing operations.

         Expenses. Total expenses for the current quarter decreased by $437,000 compared to the June 30, 1996 quarter. This decrease in expenses primarily resulted from lower personnel costs due to a reduction in staff and lower selling expenses.

         Amortization and depreciation expenses increased by $45,000 between the two quarters primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six-year period.

         Earnings from discontinued mortgage operations, net of tax. Earnings from discontinued mortgage operations, net of tax increased by $413,000 for the current quarter compared to the quarter ended June 30, 1996, as a result of the reduction of certain loss allowances related to that business.


Nine Months Ended June 30, 1997 Compared to the Nine Months Ended June 30, 1996.

         Net earnings for the nine months ended June 30, 1997 were $10.5 million, or $2.56 per share, compared to a net loss of $1.8 million, or $0.38 per share for the nine months ended June 30, 1996. Net earnings for the current reporting period consisted of net earnings from the Company's continuing investment management business of $10.1 million, or $2.46 per share, and net earnings from the operation of the discontinued mortgage business of $413,000 or $0.10 per share.

         Revenues. Revenues for the nine months ended June 30, 1997 increased by $5.0 million over revenues for the nine months ended June 30, 1996. This increase primarily resulted from an increase in management and administrative fees of $3.6 million. Management and administrative fees are based on assets under management which averaged $2.0 billion during the first nine months of fiscal 1997 and $1.4 billion during the first nine months of fiscal 1996.

         In addition, higher sales of open-end funds during the current reporting period as compared to the June 30, 1996 reporting period resulted in increased distribution fees of $902,000. Distribution fees are realized from the sale of certain fund shares.

         Investment and other income for the nine months ended June 30, 1997 increased by $553,000 primarily as a result of a reduction of loss allowances related to a certain note receivable held in connection with the Company's sale of the mortgage banking servicing operations.

         Expenses. Total expenses for the nine months ended June 30, 1997 decreased by $1.1 million compared to the nine months ended June 30, 1996. This decrease primarily resulted from lower personnel costs due to a reduction in staff and lower selling expenses.

         Amortization and depreciation expenses increased by $191,000 between the two reporting periods primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six year period.

         Earnings from discontinued mortgage operations, net of tax. Earnings from discontinued mortgage operations, net of tax increased by $413,000 for the current nine months compared to the nine months ended June 30, 1996, as a result of the reduction of certain loss allowances related to that business.

Liquidity

         The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under its credit agreement. The Company believes that it will have adequate cash necessary to meet expected cash needs both from cash generated from operations and borrowings available under its credit agreement.

         On July 31, 1997, the Company and its lender amended and restated its credit agreement. The new agreement allows the Company to borrow up to $20 million for any corporate purpose including: (i) general corporate working capital, (ii) acquisition of investment management rights, (iii) financing of commissions paid by the Company on certain mutual fund shares and (iv) repurchasing the Company's stock.

         On August 5, 1997, the Company's Board of Directors approved repurchasing up to 500,000 shares of its common stock from time to time in open market transactions. The Company will use cash generated from operations or borrowings obtained under its credit agreement to acquire the shares.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

         On May 23, 1997 the Company entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC") to settle all claims in a civil action filed in December 1995 by the FDIC in the United States District Court, District of Arizona. The FDIC action against the Company and other defendants sought at least $20 million in actual damages and $80 million in punitive damages. This settlement covers all FDIC claims asserted against the Company and certain of its officers and directors.

The Company settled with its Director and Officer liability insurance carrier under the policy providing coverage for this matter.

No charge to earnings resulted from this settlement.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Second Amended and Restated Credit Agreement dated as of July 31, 1997 by and between Pilgrim America Group, Inc. and First Bank National Association.

         27.0     Financial Data Schedules

(b)      Reports on Form 8-K.

         During the quarter ended June 30, 1997, the Company filed one Current Report on Form 8-K relating to an event of April 25, 1997.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        PILGRIM AMERICA CAPITAL CORPORATION



Date:  August 7, 1997                        /s/ James R. Reis
                                             -----------------
                                              James R. Reis
                                              Vice-Chairman and Chief Financial
                                              Officer (Principal Accounting
                                              Officer)