Form 10-K405
period 1997-09-30
PILGRIM AMERICA CAPITAL CORP
filed 1997-12-23
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                     Commission File Number 0-19799
     September 30, 1997

                             PILGRIM AMERICA CAPITAL
                                   CORPORATION
                  (f/k/a Express America Holdings Corporation)
         Delaware                                       86-0670679
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         At December 11, 1997, the Registrant had 3,866,330 shares of common stock outstanding. On such date, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $47,173,863.

DOCUMENTS INCORPORATED BY REFERENCE
         Materials have been incorporated by reference into this Report from the following documents: Materials from the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.

================================================================================

TABLE OF CONTENTS

PART I                                                                                             Page

     Item  1.   Business...........................................................................  3
     Item  2.   Properties......................................................................... 12
     Item  3.   Legal Proceedings.................................................................. 12
     Item  4    Submission of Matters to a Vote of
                    Security Holders............................................................... 13
                Executive Officers of the Registrant............................................... 13


PART II

     Item  5.   Market for the Registrant's Common
                    Stock and Related Stockholder Matters.......................................... 14
     Item  6.   Selected Consolidated Financial Data............................................... 14
     Item  7.   Management's Discussion and
                    Analysis of Financial Condition and Results of Operations...................... 18
     Item  8.   Financial Statements and Supplementary Data........................................ 23
     Item  9.   Changes in and Disagreements
                    with Accountants on Accounting and Financial Disclosure........................ 43


PART III.

     Item 10.   Directors and Executive Officers of the Registrant................................. 43
     Item 11.   Executive Compensation............................................................. 43
     Item 12.   Security Ownership of Certain Beneficial Owners and Management..................... 43
     Item 13.   Certain Relationships and Related Transactions..................................... 43

PART IV.

     Item I4.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 44


SIGNATURES......................................................................................... 49

PART I


Item 1.  Business
General

       Pilgrim America Capital Corporation (formerly known as Express America Holdings Corporation) (the "Company" or "Pilgrim America") is a holding company that, through its wholly-owned subsidiaries, provides investment management and related services for seven open-end funds (the "Open-end Funds") and one closed-end fund (the "Closed-end Fund") (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). Pilgrim America's common stock is traded on the Nasdaq Stock Market National Market System (the "Nasdaq NMS") under the symbol PACC. The Company commenced its investment management operations on April 7, 1995, when it consummated the acquisition (the "Acquisition") of certain of the assets of Pilgrim Group, Inc. (now known as Atlas Financial Group, Inc.) and its subsidiaries ("Atlas").

       Pilgrim America was incorporated as First Western Corporation and changed its name to Express America Holdings Corporation on September 20, 1993 and to Pilgrim America Capital Corporation on April 28, 1997. The terms "Company" and "Pilgrim America" refer to the Company and its consolidated subsidiaries. Prior to the Acquisition, the Company, primarily through the activities of Express America Liquidation Corporation formerly known as Express America Mortgage Corporation ("EAMC"), had been engaged in the mortgage banking business, deriving revenues primarily from mortgage loan servicing and mortgage loan originations. On September 30, 1994, the Company sold substantially all of its servicing assets to NationsBanc Mortgage Corporation. On February 28, 1995, the Company announced the discontinuance of all remaining mortgage banking operations. The remaining mortgage banking related assets are being sold. (See
Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for further discussion of discontinued operations.)

       The Company paid Atlas and its shareholders $28.1 million and assumed certain liabilities. The Company recorded costs assigned to management contracts acquired in connection with the Acquisition of $32.3 million, which included the purchase price as well as provisions for certain transaction costs related to the Acquisition and the cost of moving the acquired operations to Phoenix, Arizona, which occurred in the fourth quarter of 1995.

       As a result of the Acquisition, the Company became the manager of five funds: Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund, Pilgrim Government Securities Income Fund, Pilgrim America Prime Rate Trust and Pilgrim America Bank and Thrift Fund, Inc. These Funds had combined net assets of $1.3 billion on the date of the Acquisition. The Company also became a distributor and servicing agent for a money market fund.

       In connection with the Acquisition, the Company formed three new wholly-owned subsidiaries: Pilgrim America Investments, Inc. ("PAI"), a registered investment adviser which serves as the investment manager for Pilgrim America Funds; Pilgrim America Securities, Inc. ("PAS"), a broker-dealer registered with the National Association of Securities Dealers, Inc. (the "NASD"), which serves as the distributor of the Funds; and Pilgrim America Group, Inc. ("PAG"), the parent of PAI and PAS.

       On September 1, 1995, the Company introduced three new Funds: Pilgrim America Masters Asia-Pacific Equity Fund, Pilgrim America Masters MidCap Value Fund and Pilgrim America Masters LargeCap Value Fund. Each of these funds has its own investment objectives and policies and originally, each fund was subadvised by a money manager ("Sub-Advisor") selected by the Company and approved by the applicable Fund Board based on the Sub-Advisor's extensive knowledge and proven experience in its specialized market segment. On October 31, 1997, the Sub-Advisor to the Pilgrim America Masters LargeCap Value Fund resigned and PAI became fully responsible for advising this Fund. Pursuant to portfolio management agreements between the Company and each Sub-Advisor, the Company pays subadvisory fees to the Sub-Advisors based on the average net assets of the fund managed by each particular Sub-Advisor.

       On November 13, 1997, the Company was engaged by a non-U.S. issuer to manage approximately $509 million in assets ("Private Account"). These assets have been invested in both senior floating rate loans and high yield bonds and are managed by the Company's current staff. The Company will receive annual revenues for managing these assets equal to .50% of the average assets managed. The Company is entitled to receive additional compensation if certain performance standards are met. In addition to managing these assets, the Company acquired a $5 million (approximately 10%) equity investment in the issuer.


Investment Management Services

       The Company provides investment advisory, distribution and administrative services for the Pilgrim America Funds under investment management and administration agreements and distribution plans with the Funds. Pursuant to the investment management agreements with each of the Funds, PAI provides investment advisory services to each Fund, subject to authority of each Fund's board of directors or trustees (the "Boards") and to each Funds' fundamental investment objectives, policies and restrictions. The investment management agreements must be approved annually by the Boards of the respective Funds, including a majority of the independent trustees or directors (i.e., those who are not "interested persons" with respect to PAI, as defined in section 2(a)(19) of the Investment Company Act of 1940, as amended (the "Investment Company Act")). The agreements generally are terminable by the Company or the Fund upon 60 days notice without penalty.

       All Fund's are managed by portfolio managers employed by the Company, except the Pilgrim America Masters MidCap Value and Asia-Pacific Equity Funds which are managed by Sub-Advisors. The Company's portfolio management staff includes seven portfolio managers, two assistant portfolio managers, four analysts and a chief investment officer.

       Generally, the Company employs the personnel who serve as officers of the Funds and who manage the day-to-day business operations, including maintaining the Funds' portfolio records, answering shareholder inquiries, providing information, creating and publishing information, monitoring compliance with securities laws and regulations, and other administrative activities. The Funds generally pay their own expenses such as legal and auditing fees, board and shareholder meeting costs, Securities and Exchange Commission (the "Commission") and state registration fees and similar expenses.

Revenues

       Substantially all of the Company's revenues are derived from investment management, administrative and distribution fees which are based on a percentage of net assets under management plus, in the case of Pilgrim America Prime Rate Trust, the proceeds of any borrowings (hereinafter, collectively referred to as ("Assets") (see "The Closed-end Funds" below). These revenues are earned pursuant to agreements with the Funds. Typically, management fees earned by the Company vary depending upon the investment style of the Fund or Account (see "Pilgrim America Funds" below). Since the Company's revenues are largely dependent on the total value and composition of Assets under management, fluctuations in financial markets and in the composition of Assets could significantly effect the Company's revenues and the results of its operations.

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

Distribution of Open-end Fund Shares

       All of the Open-end Funds offer Class A, Class B and Class M shares except Pilgrim America Bank and Thrift Fund which offers only Class A and Class B shares. Each share of these classes represents an identical interest in the Funds but has varying types and amounts of sales and distribution charges.

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

       Class B shares are offered with no initial sales charge. PAS pays a commission of up to 4.00% to the Authorized Dealer at the time of sale. Such payments are capitalized as deferred acquisition costs and are amortized over a six-year period. The shareholder then pays a contingent sales charge to PAS in the event shares are redeemed within a six-year period from the date of purchase. The Company uses its own funds (which may be borrowed) to pay commissions to Authorized Dealers. The Company "recovers" the broker commission through a higher 12b-1 fee received from the Funds, which is paid at an annual rate of 1.00% of Class B share average daily net assets.

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

       Pilgrim America Bank and Thrift Fund seeks long-term capital appreciation with income as a secondary objective by investing primarily in equity securities of regional banks and the bank holding companies of such banks. Management fees for the Fund range from .70% to 1.00% of average annual net assets. Organized in 1986, Assets of the Fund at September 30, 1997 were $347.9 million. This Fund converted from a closed-end format to an open-end format on October 20, 1997.

       Pilgrim America MagnaCap Fund seeks growth of capital, with income as a secondary consideration, through investing in equity securities determined to be of high quality based upon its "rising dividends" criteria. Management fees for the Fund range from .50% to 1.00% of average annual Assets. Organized in 1969, Assets of the Fund at September 30, 1997 were $380.1 million.

       Pilgrim America High Yield Fund seeks a high level of current income, with capital appreciation as a secondary objective, through investing in a diversified portfolio of high-yielding debt securities. Management fees for the Fund are based on asset levels and range from .40% to .75% of average annual Assets. Organized in 1939, Assets of the Fund at September 30, 1997 were $114.1 million.

       Pilgrim Government Securities Income Fund seeks a high level of current income, consistent with liquidity and preservation of capital, through investing in a portfolio of securities issued or guaranteed by the U.S. Government, or certain of its agencies and instrumentalities. Management fees for the Fund range from .40% to .50% of average annual Assets. Organized in 1984, Assets of the Fund at September 30, 1997 were $29.0 million.

       Pilgrim America Masters Asia-Pacific Equity Fund seeks long-term appreciation through investing in the equity securities of companies based in the Asia-Pacific region. Management fees for the Fund are 1.25% of average annual Assets. Organized in July 1995, Assets of the Fund at September 30, 1997 were $59.8 million.

       The Sub-Advisor of the Fund is HSBC Asset Management Americas, Inc. and HSBC Asset Management Hong Kong Limited (collectively "HSBC"), subsidiaries of HSBC Holdings plc, which was founded as the Hong Kong and Shanghai Banking
Corporation in 1865. HSBC manages over $44 billion of assets worldwide and its clients primarily include pension funds, institutional investors, and high net worth individuals. HSBC's minimum investment requirement for privately managed accounts is $10 million.

       Pilgrim America Masters MidCap Value Fund seeks to provide long-term capital appreciation through investing in equity securities of companies believed to be undervalued and generally having market capitalization of between $200 million and $5 billion. Management fees for the Fund are 1.00% of average annual Assets. Organized in July 1995, Assets of the Fund at September 30, 1997 were $63.5 million.

       The Sub-Advisor of the Fund is CRM Advisors, LLC ("CRM"), an affiliate of Cramer Rosenthal McGlynn, Inc. which was established in 1973. Cramer Rosenthal McGlynn, Inc. manages $3.6 billion of assets and its clients primarily include pension plans, high net worth individuals, foundations, endowment funds, and others. CRM's minimum investment requirement for privately managed accounts is $5 million.

       Pilgrim America Masters LargeCap Value Fund seeks to provide long-term capital appreciation through investing in equity securities of companies believed to be undervalued and generally having market capitalizations of at least $5 billion. Management fees for the Fund are 1.00% of average annual Assets. Organized in July 1995, Assets of the Fund at September 30, 1997 were $29.5 million. As of October 31, 1997, the Fund Sub-advisor resigned and was replaced by the Company; which became the sole manager of the Fund. The Sub-Advisor of the Fund previously was Ark Asset Management Co., Inc. ("Ark"), formerly the institutional investment management division of Lehman Brothers, which was established in 1929.

       The Closed-end Fund

       Shares of Pilgrim America Prime Rate Trust are traded on the New York Stock Exchange. Consequently, PAS does not earn a commission on sales of shares of this Fund.

       Pilgrim America Prime Rate Trust seeks a high level of current income as is consistent with preservation of capital by acquiring, as banks and other financial institutions do, interests in senior collateralized corporate loans.

       During May 1996, the Fund's shareholders approved permitting the Fund to borrow for investment purposes to the extent permitted under the Investment Company Act. The Fund entered into a credit agreement in May 1996 and entered into an amendment in November 1996 which provides that the Fund can borrow up to $515 million, or approximately 33 1/3% of the Funds total assets including assets acquired with borrowed funds.

       Management fees and administrative fees for the Fund range from .60% to .85%, and .10% to .15%, respectfully, of Assets under management. Organized in
1988, Assets of the Fund at September 30, 1997 were $1.03 billion, and borrowings were $319.0 million.

       On November 19, 1996, Pilgrim America Prime Rate Trust raised net proceeds of $157 million by issuing 18,122,963 shares of beneficial interest in the Fund pursuant to a one for five non-transferable rights offering (the "Offering"). After the Offering, the Fund increased its borrowings proportionately with the increase in its net assets. Additionally, the Company has agreed to reduce its management fees on Assets in the Fund over $1.15 billion by .05% to .60% for a period of three years following the Offering.

       The following table summarizes each Fund as of September 30, 1997:

                               Assets Under   Assets Under   Assets Under   Management   Administrative  Distribution
                                Management     Management     Management    Fee (basis     Fee (basis     Fee (basis
                              (in millions)  (in millions)  (in millions)   points) (1)    points) (1)    points) (2)
                                September      September      September
                                 30, 1997       30, 1996       30, 1995
----------------------------------------------------------------------------------------------------------------------
Open-end Funds
-------------------------------
Pilgrim America MagnaCap
    Fund                        $ 380.1        $   269.2      $  215.2        50 - 100         --          30 - 100
Pilgrim America High Yield
    Fund                          114.1             30.8          15.6        40 - 75          --          25 - 100
Pilgrim Government
   Securities Income Fund          29.0             36.0          42.8        40 - 50          --          25 - 100
Pilgrim America Masters
   Asia-Pacific Equity Fund        59.8             53.1           1.6          125            --          25 - 100
Pilgrim America Masters
    MidCap Value Fund              63.5             11.4           0.9          100            --          25 - 100
Pilgrim America Masters
    LargeCap Value Fund            29.5             12.2           1.2          100            --          25 - 100
                               ---------------------------------------------

Total Open-end Fund Assets        676.0            412.7         277.3
                               ---------------------------------------------

Closed-end Funds
-------------------------------
Pilgrim America Prime Rate
    Trust (3)                   1,354.1          1,048.2         868.0        60 - 85(4)     10 - 15         --
Pilgrim America Bank and
    Thrift Fund (5)               347.9            243.6         202.3        70 - 100         --            --
                               ---------------------------------------------

Total Closed-end Fund
    Assets                      1,702.0          1,291.8       1,070.3
                               ---------------------------------------------

Private Account (6)               230.5            --             --
                               ---------------------------------------------
Total Assets Under
Management (including
borrowings) (3)                $2,608.5         $1,704.5      $1,347.6
                               =============================================

----------------------------------------------------------------------------------------------------------------------

                                       8

       (1) Fee varies based upon levels of average Assets. Table includes the current range of fees to which each of the Fund's assets are subject.

       (2) In 1995, each Open-end Fund began offering three classes of shares (see "Distribution of Fund Shares" above). The distribution fees for Class A Shares, Class B Shares, and Class M Shares are .25% (.30% for Pilgrim America MagnaCap Fund), 1.0% and .75%, respectively.

       (3) During the fourth quarter of Fiscal 1996, Pilgrim America Prime Rate Trust began borrowing for investment purposes pursuant to its amended fundamental investment policies approved by its shareholders on May 2, 1996. Borrowings at September 30, 1997 and September 30, 1996 were $319.0 million and $179.0 million, respectively.

       (4) In effect at September 30, 1997. In connection with the Offering completed on November 19, 1996 (see "The Closed-end Fund" above), the Company has agreed to reduce its management fee on Assets of Pilgrim America Prime Rate Trust over $1.15 billion from .65% to .60% for a period of three years following the Offer.

       (5) On October 20, 1997, Pilgrim America Bank and Thrift Fund shareholders voted that the Fund become an Open-end Fund. PAS will receive a distribution fee of .25% on Class A shares and 1.0% on Class B shares (see "The Open-End Funds" above).

       (6) On November 13, 1997, the Company entered into a transaction with a non-U.S. issuer to manage approximately $509 million of assets ("Private Account"). During approximately four months prior to the closing of this transaction, the Company was appointed by the issuer to acquire assets using funds of an affiliate of the issuer in anticipation of closing the transaction in November. As of September 30, 1997, approximately $230 million in assets had been acquired and the Company was paid a management fee upon the successful closing of this transaction of .385% on the assets managed. Following the closing, the fee increased to .50%, and the Company may be entitled to an additional performance fee.

The following table presents comparative yearly data regarding Fund activity:

                                                          Pilgrim America Funds
                                                            Selected Fund Data
                                                                ($000,000)
                               --------------------------------------------------------------------------
                                   September 30,               September 30,               September 30,
                                       1997                        1996                      1995 (3)
                                -----------------           -----------------           -----------------
Open-End Funds:
     Beginning assets                     $ 412.7                     $ 277.3                     $ 265.4
     Direct sales                           249.7                       121.6                         9.0
     Direct redemptions                     (85.3)                      (39.1)                      (21.4)
     Exchanges in (out)(1)                    4.1                        (5.0)                        1.9
     Investment activities (2)               94.8                        57.9                        22.4
                                -----------------           -----------------           -----------------
     Ending assets                          676.0                       412.7                       277.3

Closed-End Funds:
     Beginning assets                     1,291.8                     1,070.3                     1,031.7
     Rights offering proceeds               157.8                         -                           -
     Investment activities (2)              252.4                       221.5                        38.6
                                -----------------           -----------------           -----------------
     Ending assets                        1,702.0                     1,291.8                     1,070.3

Private Accounts:
     Beginning assets                         -                           -                           -
     Sales                                  230.5                         -                           -
                                -----------------           -----------------           -----------------
     Ending assets                          230.5                         -                           -
     Total assets under
     management                         $ 2,608.5                   $ 1,704.5                   $ 1,347.6
                                =================           =================           =================

(1)  Net Exchanges from (to) the Company's sponsored money market fund.
(2) Investment Activities include net invesment income, realized gain/(loss), change in appreciation/(depreciation) and net cash distributions to shareholders. Investment Activities for closed-end funds include assets acquired using borrowed funds.
(3) Includes Activity from the Acquisition to the year ended September 30, 1995.

Regulation

       Virtually all aspects of the Company's business are subject to various federal and state laws and regulations. PAI is registered as an investment adviser with the Commission under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is registered under applicable state securities laws. The Advisers Act imposes numerous obligations on registered investment advisers including fiduciary, record keeping, operational and disclosure obligations.

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

       Each of the Pilgrim America Funds is registered under the Investment Company Act. The shares of each Fund are registered with the Commission under the Securities Act of 1933, as amended, and the shares of each Fund are qualified (or are exempt) for sale under applicable state securities laws in all states and in the District of Columbia in which shares are sold. The Funds have also elected to be taxed as regulated investment companies ("RICs") under Subchapter M of the Internal Revenue Code of 1986, as amended, in order to pass investment income and capital gains to their shareholders without the Funds incurring federal income taxes on such amounts distributed. In order to qualify as a RIC, there are numerous requirements imposed on the Funds, including diversification, distribution, and income character qualifications.

       The foregoing federal and state laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its business in the event it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include limitations on the Company's business activities for specified periods of times, revocation or suspension of investment adviser or broker-dealer registrations, the suspension or expulsion from the securities business of the Company, its subsidiaries, officers or employees, and other censures, sanctions or fines.

Competition and Marketing Strategy

       The investment management business and the mutual fund industry in particular is highly competitive. In the United States, there are over 6,700 mutual funds, many with several classes of shares, of varying sizes and investment objectives and policies whose shares are being offered to the public by investment management firms, broker-dealers, and insurance companies, many of whom also offer investment alternatives other than mutual funds. Many of these financial services firms have substantially greater resources and assets under management, and provide a broader array of investment products and services, than does the Company.

       Competition for sales of mutual fund shares is influenced by many factors, including general securities market conditions, government regulations, general economic conditions, portfolio performance, advertising and sales promotional efforts, distribution channels, and the type and quality of dealer and shareholder services. Many Authorized Dealers are large broker-dealer firms. The retail distribution systems of these firms constitute the Company's primary access to retail purchasers of shares of the Open-end Funds. Many of these firms sponsor competing proprietary mutual funds. The Company believes that the Authorized Dealers value the ability to offer their customers a broad selection of investment alternatives and will continue to sell the Open-end Funds. However, to the extent that these firms limit or restrict the sale of shares of the Open-end Funds through their retail brokerage systems in favor of proprietary mutual funds, assets under management by the Company may decline and the Company's revenues may be adversely affected.

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

       The Company's continued success in marketing the Pilgrim America Funds will be highly dependent on penetration of the retail distribution systems of Authorized Dealers, which generally offer numerous competing internally and externally managed investment products, as well as investment performance of the Company's Funds relative to the performance of other funds competing in the same asset classes. The inability to compete effectively with other investment products could have a material adverse effect on the Company's business.

       Additionally, the Company may increase assets under management through acquisition of investment management firms and investment advisory agreements. From time to time the Company reviews acquisition prospects and may engage in discussions or negotiations that could lead to an acquisition.

         Many companies have a "Year 2000 Problem". This problem arises because many computer programs only recognize two-digit years-00 to 99. Unless this is modified, these programs will not be able to function in the year 2000.

         The Company does not believe the Year 2000 Problem will have a significant impact on its operations or financial results. The Company has been advised by its primary third party service providers, including those who provide custody, transfer agency, accounting and administrative services for the Funds, that they are addressing this problem and do not expect that it will materially adversely affect their operations.

Employees

       At September 30, 1997, the Company had 67 full time employees, including 24 sales and marketing employees, 17 portfolio management employees, and 26 general and administrative employees. Fifty-nine employees were employed at the Company's headquarters in Phoenix, Arizona. The Company's employees are not represented by any collective bargaining agreement, and management believes that it maintains good relationships with its employees.

Item 2.    Properties

       The principal executive and administrative offices of the Company occupy approximately 19,000 square feet of commercial office space in Phoenix, Arizona under a lease expiring June 15, 2002.

       The Company also leases approximately 24,000 square feet of office space in Los Angeles, California under a lease assumed as part of the Acquisition (see "Item 1. Business-General"). This space was sublet in connection with the relocation of the Company's operations to Phoenix, Arizona during 1995. The lease and related sublease expire on May 31, 2000.

       The Company does not own any real estate except for its interest in real estate held in connection with its discontinued mortgage banking operations.

Item 3.    Legal Proceedings

         On May 23, 1997, the Company entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC") to settle all claims in a civil action filed in December 1995 by the FDIC in the United States District Court, District of Arizona. The FDIC action against the Company and other defendants related to the 1991 acquisition of the Company mortgage banking subsidiary, and sought at least $20 million in actual damages and $80 million in punitive damages. This settlement covers all FDIC claims asserted against the Company and certain of its officers and directors.

The Company settled with its Director and Officer liability insurance carrier under the policy providing coverage for this matter. No charge to earnings resulted from this settlement.


Item 4.    Submission of Matters to a Vote of Security Holders

       The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

Executive Officers of the Registrant

       Set forth below is information respecting the names, ages and positions and offices with the Company of the executive officers of the Company at September 30, 1997 who are not continuing directors or nominees. Information respecting the executive officers of the Company who are continuing directors and nominees is set forth in Item 10 of this Report.

       James R. Reis, 40, has served as an executive officer of the Company in the position of Vice Chairman and Chief Financial Officer since December 1993, Secretary from November 1994 to April 1995, and as President and Chief Financial Officer from its formation to December 1993. Mr. Reis serves as Vice Chairman and Director of PAS, PAI and PAG, and as Executive Vice President of each of the Funds since April 1995. Mr. Reis has served as EAMC's Vice Chairman since April 1993, its Secretary from May 1991 to April 1995, as Executive Vice President from May 16, 1991 until December 1993, and as Chief Financial Officer of EAMC from May 16, 1991 until September 1992. Mr. Reis is a certified public accountant.

       James M. Hennessy, 48, has served as Senior Vice President and Secretary of the Company, PAS and of each of the Funds, and Senior Vice President of PAI and PAG, since April 1995 and as Secretary of PAI and PAG since July 1995. Mr. Hennessy has served as General Counsel of the Company since September 1995 and also as Senior Vice President of EAMC (June 1992 to August 1994 and since April
1995) and Secretary since April 1995. Mr. Hennessy also served from January 1990 to June 1992 as President of Beverly Hills Securities Corp., a mortgage bank acquired by the Company in June 1992.

       Stanley Vyner, 47, has served as President and Chief Executive Officer of Pilgrim America Investments, Inc. since August 16, 1996. He served as Chief Executive Officer of HSBC Asset Management Americas, Inc. until December of 1995, and prior to that was the Chief Executive Officer of HSBC Life Assurance Co., the largest provider of retirement services in Hong Kong where Mr. Vyner worked for nearly 11 years. An actuary by profession, Mr. Vyner earned his Honors Degree in Economics from Edinburgh University, UK. He is a Fellow of the Faculty of Actuaries.

         Robert Boulware, 41, has served as President and Chief Executive Officer of Pilgrim America Securities since November 1996. Previously Mr. Boulware served as Executive Vice President and Chief Operating Officer of PAS. He has also served the Company in various sales and marketing positions since April 1995. From 1992 to 1995, Mr. Boulware served in various management positions with EAMC. Prior to joining the Company, he served as Vice President at Bank of America from 1990-1992 and as President and CEO in his last position with Wesav Financial Corporation from 1987 to 1990.

         Howard Tiffen, 49, has served as Senior Vice President of Pilgrim America Group, Inc and President and Chief Operating Officer of Pilgrim America Prime Rate Trust since July, 1997. He has been the Senior Portfolio Manager of the Trust since December, 1995. Previously, Mr. Tiffen also served as a Lending Officer fo Bank of America from April, 1982 to November, 1995.

PART II

Item 5.    Market  for the  Registrant's Common  Stock and  Related  Stockholder
           Matters

       Following the Company's initial public offering on March 17, 1992, the Company's Common Stock has been traded on the Nasdaq NMS, under the symbol FWCO until September 20, 1993, and under the symbol EXAM until April 28, 1997 and PACC since such date.

       The following table sets forth, for the fiscal periods shown, the high and low per share sale prices of the Company's Common Stock, as reported by the Nasdaq NMS.

           Fiscal Year Ended September 30, 1996            High        Low
           -----------------------------------------    ---------   ---------

           First Quarter                                $ 6         $  3 1/2
           Second Quarter                                 5 1/2        3 1/4
           Third Quarter                                  4 7/8        3 7/8
           Fourth Quarter                                 5 13/16      4 3/8

           Fiscal Year Ended September 30, 1997
           -----------------------------------------

           First Quarter                                  7            5 5/8
           Second Quarter                                 10 1/2       7 3/16
           Third Quarter                                  17 3/8       9 1/4
           Fourth Quarter                                 20           14 7/8

       The number of stockholder accounts of record of the Common Stock as of September 30, 1997 was approximately 323. The Company believes that there are more than 2,200 beneficial owners of its Common Stock. The Company's stock price closed at $22.125 per share on December 11, 1997.

       The Company has not paid dividends on its Common Stock. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, earnings, terms of credit agreements (which prohibit "restricted payments" -- see Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources), and liquidity of the Company as well as other factors the Company's Board of Directors may deem relevant.

Item 6.    Selected Consolidated Financial Data

       The following two tables of selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere herein. The first table presents selected data from the Consolidated Financial Statements and other data related to the Company's continuing investment management business. Operations of the mortgage banking business, which were discontinued as of February 28, 1995, are presented on a condensed basis therein, as they are in the Company's consolidated financial statements, in accordance with generally accepted accounting principles for discontinued operations.

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

                       PILGRIM AMERICA CAPITAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (dollars in thousands, except share data)

                                                                          Year Ended September 30,
                                             --------------------------------------------------------------------------------
                                                  1997            1996             1995            1994           1993
                                             --------------------------------------------------------------------------------
Consolidated Statement of
   Operations Data:
Revenues ..................................  $       21,288   $      14,485   $        6,363   $        -    $           -
Expenses ..................................          14,936          15,887            6,913            -                -
                                             --------------   -------------   --------------   ------------  ---------------
Earnings (loss) from continuing
   operations before taxes ................           6,352          (1,402)            (550)           -                -
Income tax (benefit) ......................          (4,959)         (1,750)               -            -                -
                                             --------------   -------------   --------------   ------------  ---------------
Earnings (loss) from  continuing
   operations .............................          11,311             348             (550)           -                -
Earnings (loss) from operations of
   discontinued mortgage business, net of tax           413             -                (14)        (8,490)          (2,057)
Loss on discontinuance of  mortgage
   operations .............................             -               -             (5,307)           -                -
                                             --------------   -------------   --------------   ------------  ---------------
Net earnings (loss) .......................  $       11,724   $         348   $       (5,871)  $     (8,490) $        (2,057)
                                             ==============   =============   ==============   ============  ===============

Per common share:
Primary:
Earnings (loss) from
   continuing operations ..................  $         2.71   $        0.07   $        (0.11)  $        -    $          -
                                             ==============   =============   ==============   ============  ===============
   Net (earnings) loss ....................  $         2.81   $        0.07   $        (1.19)  $      (1.58) $         (0.47)
                                             ==============   =============   ==============   ============  ===============
Shares used in per share
   calculations ...........................       4,173,866       4,866,737        4,950,044      5,377,860        4,363,015
                                             ==============   =============   ==============   ============  ===============

Fully Diluted:
Earnings (loss) from
   continuing operations ..................  $         2.63   $        0.07   $        (0.11)  $        -    $          -
                                             ==============   =============   ==============   ============  ===============
   Net earnings (loss) ....................  $         2.72   $        0.07   $        (1.19)  $      (1.58) $         (0.47)
                                             ==============   =============   ==============   ============  ===============
Shares used in per share
   calculations ...........................       4,302,650       4,866,737        4,950,044      5,377,860        4,363,015
                                             ==============   =============   ==============   ============  ===============

Consolidated Balance Sheet
   Data (at period end):
Total assets  (1) .........................  $       50,647   $      42,555   $       43,495   $     44,721  $       443,313
                                             ==============   =============   ==============   ============  ===============
Net assets (liabilities) of
   discontinued operations ................  $         (230)  $      (3,392)  $       (4,138)  $     35,590  $        53,783
                                             ==============   =============   ==============   ============  ===============
Redeemable preferred stock ................  $          -     $         -     $          338   $      1,015  $         1,692
                                             ==============   =============   ==============   ============  ===============
Total stockholders' equity ................  $       41,753   $      29,788   $       35,722   $     43,601  $        52,091
                                             ==============   =============   ==============   ============  ===============
Mutual fund assets under management .......  $    2,608,500   $   1,704,500   $    1,347,600   $        -    $          -
-------------------------------------------  ==============   =============   ==============   ============  ===============

See explanation of footnotes following the tables.

                       PILGRIM AMERICA CAPITAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                             DISCONTINUED OPERATIONS
                    (dollars in thousands, except share data)

                                                                       Year Ended September 30,
                                               ----------------------------------------------------------------
                                                      1997       1996         1995        1994        1993
                                               ----------------------------------------------------------------
Discontinued Operations:
Revenues:
     Loan administration .....................      $   --      $   --      $    139    $ 23,442    $ 17,577
     Loan origination ........................          --          --          (225)      3,573       8,382
     Interest income .........................          --          --         1,983      20,598      20,025
     Warehouse interest expense ..............          --          --        (1,090)    (12,906)    (10,617)
     Gain on sale of servicing rights ........          --          --         2,074      40,877      22,526
     Other income ............................          --          --           239         871         288
                                                    --------    --------    --------    --------    --------
         Total revenues ......................          --          --         3,120      76,455      58,181
Expenses:
     Personnel ...............................          --          --         3,322      26,517      19,254
     Amortization of purchased
         servicing rights ....................          --          --            66      10,640      23,283
     Write off of goodwill ...................          --          --          --         6,649        --
     Other interest expense ..................          --          --           145       5,248       3,812
     Other operating expenses ................          (693)       --         2,618      26,643      15,002
     Restructuring charges ...................          --          --          --         5,050        --
                                                    --------    --------    --------    --------    --------
            Total expenses ...................          (693)       --         6,151      80,747      61,351
                                                    --------    --------    --------    --------    --------
Earnings (loss) before
     income taxes (benefit) and
     extraordinary item ......................           693        --        (3,031)     (4,292)     (3,170)
Income taxes (benefit) .......................           280        --        (3,017)      2,942      (1,113)
                                                    --------    --------    --------    --------    --------
Earnings (loss) before
     extraordinary item ......................           413        --           (14)     (7,234)     (2,057)
Extraordinary (loss) on early
     extinguishment of debt ..................          --          --          --        (1,256)       --
                                                    --------    --------    --------    --------    --------
Earnings (loss) from operations
    of discontinued mortgage business ........      $    413    $   --      $    (14)   $ (8,490)   $ (2,057)
                                                    ========    ========    ========    ========    ========
Earnings (loss) before extraordinary
     item per share ..........................      $   0.10    $   --      $   --      $  (1.35)   $  (0.47)
                                                    ========    ========    ========    ========    ========
Earnings (loss) per share
     of common stock .........................      $   0.10    $   --      $   --      $  (1.58)   $  (0.47)
                                                    ========    ========    ========    ========    ========
------------------------------------------------------------------------------------------------------------

See explanation of footnotes following the tables.

                       PILGRIM AMERICA CAPITAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                      DISCONTINUED OPERATIONS - (Continued)
                    (dollars in thousands, except share data)

                                                                         Year Ended September 30,
                                               --------------------------------------------------------------------------
                                                   1997            1996           1995           1994           1993
                                               --------------------------------------------------------------------------
Consolidated Balance Sheet

Mortgage loans held for sale ..................      $ 1,128        $ 3,516        $ 2,352       $ 95,993      $ 322,648
Purchased servicing net .......................            -              -              -            763         56,741
Total assets ..................................        1,128          3,673          5,538        111,260        443,313
Notes payable .................................            -          1,320              -         49,025        333,929
Total liabilities .............................        1,358          7,065          9,676         75,670        389,530
Selected Operating Data:
Volume of loans originated ....................            -              -        199,895      3,616,990      3,966,893
Loan servicing
     portfolio (at period end) (2) ............            -              -        171,861        429,304      8,065,058
-----------------------------------------------------------------------------------------------------------------------

The following footnotes relate to the preceeding tables of Selected Consolidated Financial Data:

(1) Total assets prior to and including 1994 were assets of the discontinued mortgage operations.

(2) Includes loans held for sale and loans serviced pursuant to subservicing agreements. At September 30, 1994 and 1993, the Company subserviced loans with an aggregate principal balance of $3.2 million, and $1.2 billion, respectively, all but $3.2 million and $45 million, respectively, of which represented servicing rights which were sold prior to period end, but which had not yet been transferred to the purchaser as of the period end. No loans were subserviced by the Company after the year ended September 30, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       General Overview. For the fiscal year ended September 30, 1997 ("Fiscal 1997"), the Company recorded net earnings of $11.7 million or $2.81 per share, of which $11.3 million or $2.71 per share was from the continuing operation of its investment management business, compared to net earnings for the fiscal year ended September 30, 1996 ("Fiscal 1996") of $348,000 or $.07 per share all of which was from continuing operations. For the fiscal year ended September 30, 1995 ("Fiscal 1995"), the Company recorded a net loss of $5.9 million or $1.19 per share, of which $550,000 or $.11 per share, was from the then newly acquired investment management business, $14,000 from the loss of operations from the discontinued mortgage business, and $5.3 million from loss on the discontinuance of its remaining mortgage banking operations. The net loss for Fiscal 1995 compares to the net loss of $8.5 million for the fiscal year ended September 30, 1994 ("Fiscal 1994"), all of which was from the discontinued mortgage banking operations. The Company commenced its investment management operations on April 7, 1995, when it consummated the Acquisition of certain investment management assets. On February 28, 1995, the Company announced the discontinuance of its remaining mortgage banking operations (see "Item 1. Business-General").

         Net earnings included a tax benefit of $5.0 million and $1.75 million in Fiscal 1997 and Fiscal 1996, respectively. The Company recorded these tax benefits because the Company believes that it is more likely than not that it will generate sufficient taxable income in future periods to allow for the realization of the recorded benefits. As of September 30, 1997, the Company had net operating loss carry forwards of $17.1 million, which expire between the fiscal year ending September 30, 1997 and the fiscal year ending September 30, 2010. Regulations promulgated under Internal Revenue Code ("IRC") section 382 substantially restrict the ability of the Company to use its net operating loss carry forwards to offset future income upon a "change of control." Generally, a change of control is deemed to occur if the cumulative percentage of ownership change of a company's common shares is greater than 50 percent during a prescribed measurement period. For purposes of IRC section 382, the Company's cumulative change of control was approximately 24% as of September 30, 1997.

       Due to the Acquisition and the discontinuance of its mortgage banking operations in Fiscal 1995, the Company does not believe that results of operations for Fiscal 1997 and Fiscal 1996 are comparable to the results of operations for the same periods in Fiscal 1995. Accordingly, the results of continuing operations are discussed herein separately from the results of the Company's discontinued operations. Furthermore, because Fiscal 1996 represented the first full year of the Company's investment management operations, changes in the financial results of continuing operations from Fiscal 1995 to Fiscal 1996 are primarily attributable to the increased period of operations in Fiscal 1996 (one year) compared to approximately six months of operations in Fiscal 1995, except where otherwise discussed below.

Investment Management (Continuing) Operations

Year Ended September 30, 1997 compared to Year Ended September 30, 1996

       Revenues  for Fiscal  1997  totaled  $21.3  million,  an increase of $6.8 million over Fiscal 1996 revenues. The major components of the Company's revenues are management and administrative fees and distribution fees. Management and administrative fees for Fiscal 1997, net of subadvisory fees of $644,000 (see "Item 1. Business-General"), were $17.3 million, an increase of $4.8 million over Fiscal 1996 management and administrative fees which were net of subadvisory fees of $387,000. These fees are based on the average net assets of the Funds plus any borrowings of Pilgrim America Prime Rate Trust (in aggregate, "Assets") (see "Item 1. Business - Pilgrim America Funds"). Assets of the Funds totaled $2.61 billion at September 30, 1997 versus $1.70 billion at September 30, 1996, an increase of $904.0 million. Distribution fees were $2.5 million for Fiscal 1997, an increase of $1.3 million over Fiscal 1996. Distribution fees are based on the Assets of the Company's Open-end Funds, which totaled $676.0 million as of September 30, 1997 compared to $412.7 million at September 30, 1996, an increase of $263.3 million.

       The increase of $904.0 million in Assets under management at September 30, 1997 resulted primarily from a $487.8 million increase in the market value of managed assets and an increase in Pilgrim America Prime Rate Trust borrowings of $140.0 million and the new Private Account asset of $230.5 million. Additionally, direct sales of Open-end Funds accounted for $249.7 million of the increase, while redemptions (including net exchanges into the Company-sponsored money market fund) totaled $81.2 million and distributions paid in cash to shareholders of both Open-end and Closed-end Funds totaled $122.8 million.

       The Company's operating expenses of $14.9 million for Fiscal 1997, a decrease of $1.0 million over Fiscal 1996, include general and administrative expense, selling expense and amortization. General and administrative expense, which totaled $7.8 million and $7.4 million in Fiscal 1997 and Fiscal 1996, respectively, include compensation and related expenses, occupancy and other operating expenses related to the Company's investment management operations and general corporate operations. Additionally, pursuant to investment management agreements between the Company and certain of the Funds, the Company has agreed to limit certain expense ratios of such Funds, and reimburses the Funds for amounts that exceed specified ratios. During Fiscal 1997 and Fiscal 1996, such reimbursements totaled $742,000 and $606,000, respectively, and are included in general and administrative expense.

       Selling expenses are related to the distribution of the Open-end Funds, and include salaries of sales and marketing personnel, costs related to the production of marketing materials, and commissions and fees paid to various Authorized Dealers in connection with the sale of Fund shares. Selling expenses were $4.9 million in Fiscal 1997 compared to $6.5 million in Fiscal 1996. The $1.6 million decrease in expense is due to the Company's streamlining of marketing the Open-end Funds in Fiscal 1997, while in Fiscal 1996 the Company was in the development stages of its marketing and sales strategies.

       Amortization and depreciation of $2.3 million in Fiscal 1997, an increase of $275,000 over Fiscal 1996, was primarily due to the amortization of deferred acquisition costs which consists of commissions paid to Authorized Dealers in connection with the sale of Class B share sales (see "Item 1. Business - Distribution of Open-end Fund Shares").

Year Ended September 30, 1996 compared to Year Ended September 30, 1995

         Revenues for Fiscal 1996 totaled $14.5 million, an increase of $8.1 million over Fiscal 1995 revenues, all of which were realized after the April 7, 1995 Acquisition date. The major components of the Company's revenues from continuing operations are management and administrative fees and distribution fees. Management and administrative fees for Fiscal 1996, net of subadvisory fees of $387,000 (see "Item 1. Business -- General"), were $12.6 million, an increase of $6.9 million over Fiscal 1995 which were net of subadvisory fees of $22,000. These fees are based on the Assets of the Funds (see "Item 1. Business -- Pilgrim America Funds"). Assets of the Funds totaled $1.70 billion at September 30, 1996 versus $1.35 billion at September 30, 1995, an increase of $356.9 million. Distribution fees were $1.1 million for Fiscal 1996, an increase of $766,000 over Fiscal 1995. Distribution fees are based on the Assets of the Company's Open-end Funds, which totaled $412.7 million as of September 30, 1996 compared to $277.3 million at September 30, 1995, an increase of $135.4 million.

          The increase of $356.9 million in Assets under management during Fiscal 1996 resulted primarily from a $188.2 million increase in the market value of managed assets and an increase in Pilgrim America Prime Rate Trust borrowings of $179.0 million, substantially all of which occurred during the fourth quarter of Fiscal 1996. Additionally, direct sales of Open-end Funds accounted for $121.6 million of the increase, while redemptions (including net exchanges into a money market fund for which the Company acts as servicing agent) totaled $44.1 million and distributions paid in cash to shareholders of both Open-end and Closed-end Funds totaled $87.8 million.

          For Fiscal 1995, Assets increased by $50.5 million between the Acquisition date and September 30, 1995. This increase resulted primarily from a $101.2 million increase in the market value of managed assets. Direct sales of mutual funds were $9.0 million for the period, while redemptions totaled $21.4 million and distributions paid in cash to shareholders totaled $40.4 million. Additionally, the Company invested $2.1 million in order to seed three funds introduced during the period.

          The Company's operating expenses of $15.9 million for Fiscal 1996, an increase of $9.0 million over Fiscal 1995, include general and administrative expense, selling expense and amortization. General and administrative expense, which totaled $7.4 million and $4.0 million in Fiscal 1996 and Fiscal 1995, respectively, include compensation and related expenses, occupancy and other operating expense related to the Company's investment management operations and general corporate operations. Additionally, pursuant to agreements between the Company and certain of the Funds, the Company has agreed to limit certain expense ratios of such Funds, and reimburse the Funds for amounts that exceed specified ratios. During Fiscal 1996 and 1995, such reimbursements totaled $606,000 and $94,000 respectively, and are included in general and administrative expense.

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

          Amortization and depreciation of $2.0 million in Fiscal 1996, an increase of $1.1 million over Fiscal 1995, was primarily due to amortization of costs of management contracts acquired in connection with the Acquisition, depreciation of furniture, fixtures and equipment and amortization of deferred acquisition costs which consists of commissions paid to authorized dealers in connection with the sale of Class B share sales (See "Item 1. Business--Distribution of Open-end Fund Shares").


Mortgage Banking (Discontinued) Operations

       The Company announced the discontinuance of its mortgage banking operations on February 28, 1995 (the "Announcement Date"). The activities of the Company's mortgage banking operations therefore have been reflected as "Loss from operations of discontinued mortgage business" in the Company's consolidated statements of operations. As of the Announcement Date, the Company also recorded a provision of $986,000 for the estimated net loss from the discontinuance of its mortgage banking operations. The provision included the anticipated mortgage banking revenues and expenses, including severance expense and all other costs, that the Company estimated would be incurred to phase out these operations. Subsequent to the Announcement Date, during Fiscal 1995 the Company increased the provision to $5.3 million, reflected as "Loss on discontinuance of mortgage operations" in the Company's consolidated statement of operations, based on reevaluation of its allowances for Discontinued Operations.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

          The  Company  recorded   earnings  (net  of  tax)  from   discontinued
operations of $413,000 related to the reevaluation of certain loss allowances in Fiscal 1997. The Company recorded no activity in Fiscal 1996.

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

       The Company recorded no activity from the discontinued mortgage banking operations in Fiscal 1996 compared to a loss from such operations of $14,000 in Fiscal 1995.

          Total revenues from the mortgage banking operations decreased to $0 in Fiscal 1996 from $3.1 million in Fiscal 1995. The decrease resulted from the discontinuance of the Company's mortgage banking operations on February 28, 1995, resulting in the inclusion of only five months of operating results that were reported for the mortgage banking operations in Fiscal 1995.

          Total expenses of the Company discontinued operations were $0 in Fiscal 1996 compared to $6.2 million in Fiscal 1995. The decline was the result of the Company's discontinuance of its mortgage banking business on February 28, 1995. Therefore, the Company recorded no expenses from the operation of the mortgage operations in Fiscal 1996 compared to five months of mortgage banking activity in Fiscal 1995.

          The Company also recorded an income tax benefit, related to its mortgage banking operations of $3.0 million in Fiscal 1995 which is included in the loss from discontinued operations.

Liquidity and Capital Resources

       The Company's principal liquidity and capital resources include cash flows from operations and borrowings available under a credit agreement. In Fiscal 1997 the Company had net cash flows provided by operations of $822,000, net cash flows provided by financing activities of $1.9 million and cash used in investment activities of $2.8 million of which $2.6 million was used for discontinuing operations.

       As of September 30, 1997 and September 30, 1996, the Company owned mortgage loans and foreclosed real estate with principal balances aggregating approximately $1.1 million and $3.5 million, respectively. The Company's investments in these loans and foreclosed real estate are funded with the Company's working capital and with borrowings. The Company also had an allowance of $725,000 and $1.9 million to provide, at September 30, 1997 and September 30, 1996, respectively, for estimated losses to be incurred upon repurchase and resale of loans originated and indemnified by the Company. An increase in repurchase activity beyond that forecasted by the Company may have an adverse effect on the Company's liquidity.

       On July 31, 1997, the Company and its lender amended and restated the Pilgrim America Credit Agreement and subsequently completed a second amendment on September 18, 1997. The restated Agreement allows the Company or PAG to borrow up to $25 million to be used for various purposes including: (i) general corporate working capital; (ii) acquisition of investment management contracts;
(iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge and (iv) repurchasing Company stock. The Agreement contains restrictive covenants which require PAG and the Company to maintain certain financial ratios and prohibits "restricted payments" (including dividends and other payments) from PAG to the Company. Borrowings under the Agreement are collateralized by assets of PAG, PAS and PAI, and guaranteed by the Company. The Company's guarantee is collateralized by a pledge to the lender of PAG's capital stock. Loans may be drawn down until July 30, 1998 and are repayable quarterly beginning on September 30, 1998 and ending on June 30, 2000. Additionally, the Company is obligated to pay a monthly commitment fee of 0.18%, annualized, on the amount of any unused borrowing availability.

       As of September 30, 1997, the Company had borrowed $5.5 million under the Agreement. There were $3.6 million of borrowings under the Agreement at September 30, 1996.

       Between November 1994 and January 1995, the Company repurchased 500,000 shares of its common stock at a total purchase price of $2.0 million. These purchases were made in open market transactions pursuant to a previously announced authorization by the Company's board of directors to repurchase up to 500,000 shares of common stock based upon market conditions.

       On September 27, 1996, the Company repurchased 1,017,730 shares of its common stock from two institutional stockholders at a price of $6.50 per share, or a total of $6.6 million. These purchases were funded with borrowings under the Agreement, $3.0 million of which was borrowed on September 27, 1996 and the balance, $3.6 million, borrowed on October 2, 1996.

       On August 5, 1997, the Company's Board of Directors approved repurchasing up to an additional 500,000 shares of its common stock from time to time in open market transactions. As of September 30, 1997, the Company had not repurchased any of these shares.

       During Fiscal 1996 and 1995, the Company redeemed 3,384 and 6,768 shares, respectively, of its Series A Preferred Stock at the liquidation value of $100 per share, for an aggregate redemption price of $338,000 and $677,000, respectively. As of September 30, 1995 there were 3,384 such shares issued and outstanding, which were redeemed at their liquidation value on March 31, 1996.

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

       Additionally, the Company relies on borrowings to finance the payment of commissions on sales of shares sold with a contingent deferred sales charge ("B shares"). To the extent interest rates increase substantially or the Company is not able to secure adequate financing for commission payments, sales of B shares, and related revenues therefrom, may be adversely affected.

       The investment management business is not generally capital intensive. Except for the effect on revenues as described above, the financial results of continuing operations would not be significantly affected by inflation and price changes.

Newly Adopted Accounting Standards

         In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 128, ("SFAS") "Earnings Per Share," replacing APB Opinion 15, "Earnings Per Share." This Statement provides accounting and reporting standards for earnings per share (EPS), simplifies the requirement for calculating EPS, and its compatible with international standards. This Statement replaces the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of any entity, similar to fully diluted EPS.

         Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of the Statement is not expected to have a material effect on the reporting of earnings per share by the Company.

         In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement listed required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. It applies to all entities, public and private.

         Statement No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material adverse effect on the disclosure of capital structure by the Company.

         In June of 1997 the FASB issued SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The SFAS requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statements and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. No earnings per share disclosure of the effect of comprehensive income is required under the SFAS. The SFAS is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted and reclassification of financial statements for earlier period provided for comparative purposes is required. The adoption of the SFAS is not expected to have a material adverse effect on the reporting requirements of the Company.

         SFAS No. 131, "Disclosure about Segments of a Enterprise and Related Information," issued in June, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The SFAS also requires that all public enterprises report information about the revenues derived from the enterprise products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether the information is used in making operating decisions. However, the SFAS does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The SFAS is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of the SFAS is not expected to have a material effect on the reporting requirements of the Company.


Item 8.    Financial Statements and Supplementary Data

       Consolidated Financial Statements of the Company as of September 30, 1997 and for each of the years in the three-year period ended September 30, 1997, together with the related notes and the Report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages. Other required financial information and schedules are set forth herein, as more fully described in Item 14.

                          Independent Auditors' Report
                          ----------------------------






The Board of Directors and Shareholders
Pilgrim America Capital Corporation:



We have audited the accompanying consolidated balance sheets of Pilgrim America Capital Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim America
Capital Corporation and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                               /s/ KPMG Peat Marwick LLP
                                               KPMG Peat Marwick LLP


October 17, 1997
Los Angeles, California

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

                                                                               September 30,
------------------------------------------------------------------------------------------------
                                                                             1997        1996
------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                               $    219    $    238
   Investments                                                                3,127       2,462
   Accounts receivable                                                          458         216
   Note receivable                                                            3,976       3,587
   Costs assigned to management contracts acquired, less
        accumulated amortization of $3,233 and $1,943                        29,030      30,320
   Furniture, fixtures and equipment, less accumulated
        depreciation of $370 and $1,378                                         532       1,144
   Deferred tax assets, net                                                   6,420       1,750
   Deferred acquisition costs, less accumulated amortization
         of $772 and $131                                                     5,891       1,939
   Other assets                                                                 994         899
                                                                           --------    --------
Total assets                                                               $ 50,647    $ 42,555
                                                                           ========    ========
------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
   Net liabilities of discontinued operations                              $    230    $  3,392
   Notes payable                                                              5,475       3,600
   Accrued compensation                                                       1,285         778
   Accounts payable and accrued expenses                                      1,904       4,997
                                                                           --------    --------
               Total liabilities                                              8,894      12,767
                                                                           --------    --------

Commitment and contingencies


Stockholders' equity:
   Preferred stock, $100 par value, 100,000 shares
        authorized, none issued
   Common stock, $.01 par value, 10,000,000 shares authorized,
        5,384,060 and 5,377,860 shares issued, with 3,866,330 and
        3,860,130 shares outstanding at September 30, 1997 and
        September 30, 1996                                                       54          54
   Less:  Treasury stock at cost, 1,517,730 shares at
         September 30, 1997 and September 30, 1996                           (8,623)     (8,623)
   Additional paid-in capital                                                48,795      48,759
   Unrealized gain on investments                                               538         333
   Retained earnings (accumulated deficit)                                      989     (10,735)
                                                                           --------    --------
                Total stockholders' equity                                   41,753      29,788
                                                                           --------    --------
Total liabilities and stockholders' equity                                 $ 50,647    $ 42,555
                                                                           ========    ========
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                              For the Years Ended September 30,
---------------------------------------------------------------------------------------------------
                                                              1997           1996          1995
---------------------------------------------------------------------------------------------------
Revenues
   Management and administrative fees                     $    17,341    $    12,556    $     5,668
   Distribution fees                                            2,483          1,143            377
   Investment and other income                                  1,464            786            318
                                                          -----------    -----------    -----------
               Total revenues                                  21,288         14,485          6,363
                                                          -----------    -----------    -----------
---------------------------------------------------------------------------------------------------

Expenses
   General and administrative                                   7,783          7,367          4,004
   Selling                                                      4,888          6,530          2,012
   Amortization and depreciation                                2,265          1,990            897
                                                          -----------    -----------    -----------
               Total expenses                                  14,936         15,887          6,913
                                                          -----------    -----------    -----------
Earnings (loss) from continuing operations before taxes         6,352         (1,402)          (550)
                                                          -----------    -----------    -----------

   Income tax (benefit)                                        (4,959)        (1,750)          --
                                                          -----------    -----------    -----------

Earnings (loss) from continuing operations                     11,311            348           (550)
                                                          -----------    -----------    -----------
Discontinued operations
   Earnings (loss) from operations of discontinued
   mortgage business, net of tax                                  413           --              (14)
   Loss on discontinuance of mortgage operations,
   including $5,307 for operating losses during
   the phase out period                                          --             --           (5,307)
                                                          -----------    -----------    -----------
Earnings (loss) from discontinued operations                      413           --           (5,321)
                                                          -----------    -----------    -----------
Net earnings (loss)                                       $    11,724    $       348    $    (5,871)
                                                          ===========    ===========    ===========
---------------------------------------------------------------------------------------------------
Earnings (loss) per common and common equivalent share:
Primary:
Earnings (loss) from continuing operations                $      2.71    $      0.07    $     (0.11)
                                                          ===========    ===========    ===========
Net earnings (loss)                                       $      2.81    $      0.07    $     (1.19)
                                                          ===========    ===========    ===========
Shares used in per share calculation                        4,173,866      4,866,737      4,950,044
                                                          ===========    ===========    ===========

Fully diluted:
Earnings (loss) from continuing operations                $      2.63    $      0.07    $     (0.11)
                                                          ===========    ===========    ===========
Net earnings (loss)                                       $      2.72    $      0.07    $     (1.19)
                                                          ===========    ===========    ===========
Shares used in per share calculation                        4,302,650      4,866,737      4,950,044
                                                          ===========    ===========    ===========

---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Retained
                                                                 Additional    Unrealized     Earnings       Total
                                      Common         Treasury     Paid-in       Gain on     (Accumulated  Stockholders'
                                      Stock            Stock      Capital     Investments     Deficit)       Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1994         $     54       $   --        $ 48,759     $   --       $ (5,212)       $ 43,601
    Repurchase of treasury stock         --           (2,008)         --           --           --            (2,008)
    Net loss                             --             --            --           --         (5,871)         (5,871)
-------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995               54         (2,008)       48,759         --        (11,083)         35,722
    Repurchase of treasury stock         --           (6,615)         --           --           --            (6,615)
    Unrealized gain on investments       --             --            --            333         --               333
    Net earnings                         --             --            --           --            348             348
-------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1996               54         (8,623)       48,759          333      (10,735)         29,788
    Stock option purchases               --             --              36         --           --                36
    Unrealized gain on investments       --             --            --            205         --               205
    Net earnings                         --             --            --           --         11,724          11,724
-------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1997         $     54       $ (8,623)     $ 48,795     $    538     $    989        $ 41,753
                                     ========       ========      ========     ========     ========        ========
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                      For the Years Ended September 30,
--------------------------------------------------------------------------------------------------------
                                                                         1997        1996        1995
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net earnings (loss)                                                    $ 11,724    $    348    $ (5,871)
Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
    Loss from discontinued operations                                      --          --         5,321
    Amortization and depreciation                                         2,265       1,990         891
    (Increase) decrease  in accounts and notes receivable                  (631)        954      (1,437)
    Increase in deferred acquisition costs due to subscriptions          (4,912)     (2,023)        (66)
    Decrease in deferred acquisition cost due to redemptions                281          18        --
    Increase in deferred tax asset                                       (5,029)     (1,750)       --
    Increase (decrease) in operating liabilities                         (2,586)      2,478        (344)
    (Increase) decrease  in other operating assets                         (290)        607      (1,111)
                                                                       --------    --------    --------
Net cash provided by  (used in) operating activities                        822       2,622      (2,617)
                                                                       --------    --------    --------
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Acquisition of business                                                --          --       (29,271)
    Investment in Pilgrim America Funds                                    (641)        (29)     (2,100)
    Sale of Pilgrim America Funds                                           540        --          --
    Sales of furniture, fixtures and equipment                             --           130          68
    Purchases of furniture, fixtures and equipment                          (72)       (244)       (135)
    Cash provided by (used in) discontinued operations                   (2,579)       (746)     34,669
                                                                       --------    --------    --------
     Net cash provided by (used in) financing activities                 (2,752)       (889)      3,231
                                                                       --------    --------    --------
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Term debt borrowing                                                   1,875       3,600        --
    Redemption of preferred stock                                          --          (338)       (677)
    Proceeds from purchase of stock options                                  36        --          --
    Purchase of treasury stock                                             --        (6,615)     (2,008)
                                                                       --------    --------    --------
    Net cash provided by (used in) financing activities                   1,911      (3,353)     (2,685)
                                                                       --------    --------    --------
    Net decrease  in cash and cash equivalents                              (19)     (1,620)     (2,071)
    Cash and cash equivalents, beginning of period                          238       1,858       3,929
                                                                       --------    --------    --------
Cash and cash equivalents, end of period                               $    219    $    238    $  1,858
                                                                       ========    ========    ========
--------------------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                      $    549    $    186    $  1,343
    Income taxes paid                                                        98           2          98
    Income tax refunds received                                            --            12         269
    Liabilities assumed relating to acquisition of business                --          --         3,536

--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       PILGRIM AMERICA CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    Corporate Background and Summary of Significant Accounting Policies

       (a) Corporate Background. On April 7, 1995, Express America Holdings Corporation and certain newly formed subsidiaries acquired investment management assets and became engaged principally in the mutual fund management business (see Note 2). On April 28, 1997 Express America Holdings Corporation changed its name to Pilgrim America Capital Corporation.

       (b) Consolidation. The consolidated financial statements include the accounts of Pilgrim America Capital Corporation's ("PACC") wholly-owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc. ("PAI"), a registered investment advisor and Pilgrim America Securities, Inc. ("PAS"), a registered broker-dealer (collectively "Pilgrim America"). PAG commenced operations upon the Company's acquisition (the "Acquisition") of certain assets of Atlas Holdings, formerly the Pilgrim Group, Inc., and its subsidiaries on April 7, 1995. The consolidated financial statements also include the accounts of Pilgrim America's wholly owned mortgage banking subsidiaries, Express America T.C., Inc., EAMC Liquidation Corp., the Successor (as of December 27, 1996) to Express America Mortgage Corporation ("EAMC"), and EAMC's wholly owned subsidiaries, Wesav Investment Corporation and Wesav Investment, Inc., -2 (collectively, the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions are eliminated in consolidation.

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

       (d)  Fair  Value  of  Financial  Instruments.  Substantially  all  of the
Company's financial instruments are carried at fair value or amounts approximating fair value. Assets including cash and cash equivalents, and certain receivables are carried at fair value or contracted amounts, which approximate fair value. The fair value of all investments held is based on quoted market prices. Similarly, liabilities including notes payable, certain payables and accrued expenses are carried at amounts approximating fair value.

       (e) Marketable Securities. Upon acquisition, the Company classifies its securities into one of three categories: held to maturity securities, trading securities or available for sale securities. Held to maturity securities are those securities the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations. Available for sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of related income taxes. The Company currently classifies all of its marketable securities as available for sale securities.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       PAS  values  all  of  its   investments  at  market  in  accordance  with
broker-dealer industry practice. Unrealized gains and losses are included in income.

       All realized gains and losses on security transactions are recorded on the average cost method.

       (f) Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation over the assets estimated useful lives of 3 to 5 years using the straight line method.

       (g) Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represent the fair value of the investment management rights acquired in connection with the Acquisition and also represent the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs of the Acquisition. Such amounts are being amortized on a straight-line basis over 25 years. The Company analyzes Costs Assigned to Management Contracts Acquired periodically to determine whether any impairment has occurred in its value. Based upon anticipated future income from operations, in the opinion of Company management, there has been no impairment.

       (h) Deferred Acquisition Costs. The Company pays commissions of up to 4.00% to authorized broker-dealers at the time that Fund shares with contingent deferred sales charges (Class B shares) are sold. These payments are capitalized and amortized over a six-year period, which is the period during which the contingent deferred sales charge is effective.

       The Company periodically analyzes the recoverability of its Deferred Acquisition Costs by a comparison of the carrying amount to the net future cash flows to be received. If necessary, a valuation allowance is recorded to reflect the difference between the carrying amount and the estimated future cash flows.

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

       (k) Distribution Costs - Managed Funds. Certain of the Funds' distribution plans (the "reimbursement plans") reimburse the Company for distribution costs, but limit the reimbursement to between .25% and .30% of the respective Fund's average daily net assets determined on an annual basis. Unreimbursed costs may be carried over for a three-year period subject to the same annual percentage limitations. Distribution costs are currently expected to exceed reimbursements for the next three-year period. Therefore, no receivable is currently recorded for any unreimbursed amounts.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



       (l) Debt Issuance Costs. Costs incurred in obtaining debt financing for acquisitions, operations and payment of sales commissions on back-end load mutual funds managed and distributed by the Company are deferred and amortized using the interest method over the term of the related loan agreement.

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

       (n) Net Earnings (Loss) Per Common Share. Net earnings (loss) per common share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding, including stock options, during the period. No effect was given to stock options outstanding for the years ended September 30, 1996 and 1995, as such options would have had an anti-dilutive effect.

         In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," replacing APB Opinion 15, "Earnings Per Share." This Statement provides accounting and reporting standards for earnings per share (EPS), simplifies the requirement for calculating EPS, and its compatible with international standards. This Statement replaces the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of any entity, similar to fully diluted EPS.

         Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of the Statement is not expected to have a material effect on the reporting of earnings per share by the Company.

       (o) Stock Option Plan. The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In October, 1995, the Financial Accounting Standard Board issued SFAS No. 123 Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (p) Reclassifications. Certain prior year balances have been reclassified to conform to current presentation.

       (q) Use of Estimates. Management has made certain estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)    Acquisition

       On April 7, 1995, the Company acquired certain assets of Pilgrim Group, Inc. for $28.1 million in cash and assumed certain operating liabilities. The Acquisition was accounted for under the purchase method. The Company recorded costs assigned to management contracts acquired in connection with the Acquisition of $32.3 million, which included provisions for transaction costs and the cost of moving the acquired operations to Phoenix, Arizona. In connection with the Acquisition, the Company entered into investment advisory and other contracts with five mutual funds with combined net assets of $1.3 billion. The Company also acquired the right to the name "Pilgrim" and certain other operating assets. The Funds included two closed-end funds with shares traded on the New York Stock Exchange: Pilgrim America Prime Rate Trust (NYSE:PPR) and Pilgrim America Bank and Thrift Fund, Inc. (NYSE:PBS); and three open-end funds: Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund and Pilgrim Government Securities Income Fund.

       Pilgrim America's results of operations from April 7, 1995, have been included in the Company's consolidated statements of operations.

(3)    Note Receivable

       On September 30, 1994, the Company sold its mortgage loan servicing operations, including the rights to service $6.3 billion in mortgage loans, to NationsBanc Mortgage Corporation. The Company received $88.2 million at closing, comprised of $84.0 million in cash and a promissory note in the amount of $4.2 million. The principal on this note is due on September 30, 1999. The note is subject to the right of offset with respect to certain indemnifications made by the Company in connection with the sale. The Company had an allowance of $230,000 and $618,000 at September 30, 1997 and September 30, 1996,
respectively, to cover potential claims made in connection with the indemnification provisions.

(4)    Investments

       Investments in marketable securities are carried at market value and consist of investments in certain Funds managed by the Company. The cost basis of the Company's investments was $2.2 million and $2.1 million as of September 30, 1997 and 1996, respectively. Gross unrealized gains and (losses) thereon were $901,000 and ($3,000) at September 30, 1997 and $333,000 and $0 at
September 30, 1996. During the year ended September 30, 1997 the Company sold $540,000 in marketable securities which resulted in gross realized gains of $38,000.

(5)    Term Loan Commitment

On July 31, 1997, the Company and its lender amended and restated an existing credit agreement dated April 28, 1995, used to finance the Company's operations (the "Pilgrim America Credit Agreement" or "Agreement"). The restated Agreement was subsequently amended on September 18, 1997 and allows the Company and PAG to borrow up to $25 million to be used for various purposes including (i) general corporate working capital, (ii) acquisition of investment management rights,
(iii) financing of commissions paid by the Company on certain mutual fund shares and (iv) repurchasing the Company's stock. Borrowings are collateralized by assets of Pilgrim America Group, Pilgrim America Securities and Pilgrim America Investment and guaranteed by the Company. Borrowings may be drawn down until July 30, 1998 and are repayable beginning on September 30, 1998 and ending on June 30, 2000.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         The Agreement contains restrictive convenants which require PAG and the Company to maintain certain financial ratios and prohibits "restricted payments" (including dividends and other payments) from PAG to the Company.

         As of September 30, 1997 and September 30, 1996 the Company had borrowed $5.5 million and $3.6 million, respectively, under the Agreement. The weighted average interest rate on borrowings outstanding during Fiscal 1997 and Fiscal 1996 were 7.07% and 7.14%, respectively. Additionally, the Company is obligated to pay a commitment fee of 0.18% of any unused borrowing availability.

       The repayment schedule based on the September 30, 1997 loan balance is as follows (in thousands):


              September 30,                     Repayment Amount
              -------------                     ----------------

                    1998                              $   684
                    1999                                2,737
                    2000                                2,054
                                                      -------
                                                      $ 5,475
                                                      =======


(6)    Redeemable Preferred Stock

         During Fiscal 1996 and 1995 the Company redeemed 3,384 and 6,768 shares, respectively, of its Series A Preferred Stock at the liquidation value of $100 per share, for an aggregate redemption price of $338,000 and $677,000, respectively. As of September 30, 1997 and 1996 all issued and outstanding shares of its Series A Preferred Stock had been redeemed.

(7)    Income Taxes

         Deferred tax assets are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carry forwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry forwards depends on having sufficient taxable income of an appropriate character within the carry back and carry forward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the deferred tax asset, as of September 30, 1997 management has determined that it is more likely than not that the Company will generate sufficient taxable income in future periods to allow for the realization of its deferred tax asset of $8.0 million. Therefore, no valuation allowance has been established as of September 30, 1997. The net change in the valuation allowance for deferred tax assets in 1997 was $7.8 million.

       As of September 30, 1997 and September 30, 1996, the Company had a deferred tax asset before valuation allowance of $8.0 million and $10.7 million (as adjusted for filed tax returns), respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below (in thousands):



                                                          September 30,
                                                       --------------------
                                                         1997        1996
                                                       --------    --------
Deferred tax assets:
     Net operating loss carryforward                   $  6,840    $  7,802
     Allowance for contingency                              163       1,022
     Repurchase allowance                                   290         772
     Deferred compensation                                  500         355
     Allowance for discontinued operations                   82         290
     Allowance for receivables                               92         247
     Allowance for foreclosure losses                      --            95
     Other                                                   66          83
                                                       --------    --------
Total gross deferred tax assets                           8,033      10,666
Less valuation allowance                                   --        (7,765)
                                                       --------    --------
     Total deferred tax assets                            8,033       2,901
                                                       --------    --------

Deferred tax liabilities:
     Costs assigned to management contracts acquired     (1,199)       (878)
     Depreciation                                           (54)       (145)
     Unrealized gain on investments                        (360)       (128)
                                                       --------    --------

Total deferred tax liabilities                           (1,613)     (1,151)
                                                       --------    --------

     Net deferred tax assets                           $  6,420    $  1,750
                                                       ========    ========

       At September 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $17.1 million which are available to offset future federal taxable income through the fiscal year ending September 30, 2010.

Income tax (benefit) attributable to income from continuing operations consists of (in thousands):





                                          ----------------------------------
                                          Current     Deferred       Total
                                          ----------------------------------
Year Ended September 30, 1997
-----------------------------

Federal                                   $   223      $(4,167)     $(3,944)
State                                        --           (735)        (735)
                                          -------      -------      -------

Total income tax (benefit)                    223       (4,902)      (4,679)
                                          -------      -------      -------

Less discontinued operations                  (72)        (208)        (280)
                                          -------      -------      -------

Income tax  (benefit)
  attributable to continuing operations   $   151      $(5,110)     $(4,959)
                                          =======      =======      =======


Year Ended September 30, 1996
-----------------------------

Federal                                   $  --        $(1,488)     $(1,488)
State                                        --           (262)        (262)
                                          -------      -------      -------
Total income tax (benefit)                $  --        $(1,750)     $(1,750)
                                          =======      =======      =======



The total income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of 34% to earnings (loss) from continuing operations for the following reasons (in thousands):

                                                                        Year Ended September 30,
                                                                ---------------------------------------
Description                                                        1997           1996          1995
---------------------------                                     ---------------------------------------
Expected tax (benefit) on earnings
   (loss) from continuing operations                             $  2,160       $   (477)   $    (187)
Increase in income taxes resulting from
    deductable meals and entertainment
    expense                                                            54             45           20
State income tax, net of federal benefit                              381            (76)           -
Other                                                                 211              -            -
Change in valuation allowance                                      (7,765)        (1,242)         167
                                                                ----------     ----------  -----------

Total                                                            $ (4,959)      $ (1,750)           -
                                                                ==========     ==========  ===========

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

         On August 5, 1997 the Company's Board of Directors approved repurchasing up to 500,000 shares of its common stock from time to time in open market transactions. As of September 30, 1997 the Company has not repurchased any of these shares.

         During fiscal 1997 the Company issued 6,200 shares of Company stock from the result of stock options being exercised. No stock options were exercised in Fiscal 1996.

(9)   Stock Option Plan

         Pursuant to the Company's Stock Option Plan ( "Plan 1"), the Company's Board of Directors has granted to certain officers and employees incentive stock options to purchase 516,000 shares of the Company's common stock as of September 30, 1997. Under Plan 1, total options of up to 537,786 shares are available to be granted. Additionally, as of September 30, 1997 the Company had issued to non-employee directors non-statutory stock options to purchase 50,000 shares of common stock. All options are fully vested after 3 years and have an 8 year term. All stock options are granted with an exercise price equal to or exceeding the stock's fair market value at the date of grant.

         On August 30, 1996, the Company adopted the 1996 Performance Share Plan ("Plan 2"), approved and administered by the Company's board of directors, in which certain officers and employees were granted interests that entitled them to compensation amounts directly related to the market price of the Company's common stock ("Performance Shares"). On February 11, 1997 the Company amended Plan 2 to provide that awards under Plan 2 will be paid by the Company solely in shares of common stock and to limit participation in Plan 2 to persons who are not Executive Officers of the Company. As of September 30, 1997 Plan 2 had 197,500 options granted and outstanding. Under Plan 2, total options of up to 243,800 are available to be granted. The options are fully vested after five years and the life of the stock options is established by the Plan Committee but shall not exceed 10 years from the initial date of grant.

         The weighted average fair value at the date of grant was $8.32 and $2.97 for stock options granted under Plan 1 and Plan 2 during the years ended September 30, 1997 and September 30, 1996, respectively. The Company used the Black Scholes options-pricing model with the following assumptions to calculate the weighted average fair value at the date of grant: no expected dividend yield for Fiscal 1997 and Fiscal 1996; risk free interest rate of 6.22% for Fiscal 1997 and Fiscal 1996; an expected life of eight years, and a volatility rate calculated using the monthly stock price for the three years preceding the date of grant.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




         The Company applies APB Opinion 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options for Plan 1 and amended Plan 2 under SFAS No.123, the Company's net earnings for the years ending September 30, 1997 and 1996, would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         1997            1996
                                                         ----            ----
Net earnings (loss):                As reported        $11,724        $    348
                                    Pro forma           11,182            (233)


Per share net earnings (loss)
   from continuing operations:

       Primary:                     As reported        $  2.71        $    .07
                                    Pro forma          $  2.58        $   (.05)



       Fully Diluted:               As reported        $  2.63        $    .07
                                    Pro forma          $  2.50        $   (.05)

Per share net earnings (loss):

       Primary:                     As reported        $  2.81        $    .07
                                    Pro forma          $  2.68        $   (.05)



       Fully Diluted:               As reported        $  2.72        $    .07
                                    Pro forma          $  2.59        $   (.05)


         Pro forma net earnings (loss) reflects only options granted under the Plans in Fiscal 1997 and only Plan 1 for Fiscal 1996. Therefore the full impact of calculated compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs for options issued in periods prior to Fiscal 1996 are not considered.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Stock option activity during the periods indicated is as follows (shares in thousands):




                                                 -------------------------------
                                                   Number of      Range of
                                                    Shares     Exercise Prices
                                                 -------------------------------

 Options outstanding at September 30, 1995
                                                      581       $5.75 - $12.75
 Options granted
                                                      574           $5.75
 Options cancelled
                                                     (386)      $5.75 - $12.75
                                                 -------------
 Options outstanding at September 30, 1996
                                                      769           $5.75
 Options granted
                                                      109       $9.50 - $15.50
 Options exercised
                                                       (6)          $5.75
 Options cancelled (1)
                                                     (108)          $5.75
                                                 -------------
 Options outstanding at September 30, 1997
                                                      764       $5.75 - $15.50
                                                 =============


(1) On February 11, 1997, a Senior Vice President of the Company, agreed to have 30,000 options, previously granted under Plan 2, cancelled in exchange for the issuance of options under Plan 1 which entitled him to acquire 30,000 shares. The exercise price of the cancelled options was $5.75 with a five year vesting period, 20% each year beginning April 7, 1996. The exercise price of the new options was $9.50 with three years vesting, 40% vested as of the grant date with 20% additional vesting on each annual anniversary date.

         The Company also agreed to pay an amount in cash which represented the difference between the new options granted at an exercise price of $9.50 and the options cancelled which had an exercise price of $5.75, based upon the vesting schedule of the cancelled Plan 2 options. The Company charged these payments to compensation expense in fiscal 1997.



         As of September 30, 1997, there were 299,042 shares exercisable under Plan 1 and Plan 2 with a weighted average exercise price of $5.75. As of September 30, 1996, there were 86,000 shares exercisable under Plan 1, all with an exercise price of $5.75.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(10)   Employee Benefits

       In July 1991, Pilgrim America Capital Corporation established a tax deferred savings plan under Section 401(k) of the Internal Revenue Code. The plan, which was amended May 1, 1995, covers all full time employees and allows for a maximum contribution of $9,500 (the "Maximum") by each employee. Prior to May 1, 1995, employees were allowed to contribute up to 20 percent of their salary, subject to the Maximum. Employees were immediately vested in their contributions. Matching contributions made by the Company were voluntary and any matching contributions made through May 1, 1995 are fully vested.

       Subsequent to May 1, 1995, pursuant to the amended plan, employees may contribute up to 10% of their salary, subject to the Maximum, and the Company automatically matches the employee's contributions, up to 7% of the employee's salary. Employees become vested in the Company's contributions over a three-year period.

       During the year ended September 30, 1997 and September 30, 1996, the Company contributed $265,000 and $273,000, respectively, to the plan.

(11)   Commitments and Contingencies

       The Company is involved in various legal proceedings which arose in the course of its discontinued mortgage operations. Management is of the opinion that such proceedings are not material in nature and will not have a material adverse effect on the Company.

       The Company is obligated under certain non-cancelable operating leases for equipment and office facilities. In addition, during the years ended September 30, 1997 and September 30, 1996 the Company has provided $96,000 and $196,000, respectively, for net discounted future minimum lease payments relating to lease obligations acquired from Pilgrim Group, Inc. The Company's operations have been relocated and the facilities subleased.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       Future minimum lease payments under the Company's operating leases for its offices in Phoenix, Arizona and for the offices in Los Angeles, California (which lease was acquired from Pilgrim Group, Inc. pursuant to the Acquisition), as well as the sublease income related to the Los Angeles office, are as follows:

            September         Lease             Sublease           Net
            30,              Payments            Income          Payments
            -----------     ----------        -----------        ---------

                  1998      $      889        $       525        $     364
                  1999             899                525              374
                  2000             719                350              369
                  2001             353                --               353
                  2002             276                --               276
                            ----------        -----------        ---------

                            $    3,136        $     1,400        $   1,736
                            ==========        ===========        =========

       Rent expense included in continuing operations for the years ended September 30, 1997, 1996 and 1995, were $341,000, $333,000 and $292,000, respectively.

(12)   Related Party Transactions

       Investment Advisory Agreements. Pursuant to investment management agreements (the "Agreements"), the Company provides investment management services to the Funds. Following an initial two-year term, the Agreements are renewable annually based upon approval by a majority of the respective Fund's disinterested directors.

       Additionally, each Agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

       As provided in the Agreements, the Company receives management fees ranging from .50% to 1.25% on an annual basis of the respective Fund's average daily net assets. Management fees received from the Funds, net of sub-advisory fees, amounted to $15.7 million during Fiscal 1997, $11.2 million during Fiscal 1996 and $5.1 million for the period from April 7, 1995 to September 30, 1995. The Agreements also contain expense limitation provisions whereby the Company has agreed to reimburse each Fund annually, under certain conditions, an amount equal to all or a portion of its investment advisory fees. Fund expense reimbursements under these provisions were $742,000 during Fiscal 1997, $606,000 during Fiscal 1996, and $94,000 for the period from April 7, 1995 to September 30, 1995. Amounts payable to the Funds under such provisions as of September 30, 1997 and September 30, 1996 were $95,000 and $56,000, respectively.

       In addition the Company acts as administrator for Pilgrim America Prime Rate Trust (the "Trust"). Under the terms of the related Agreement, the Company receives annual administrative fees ranging from .10% to .15% of the average daily net assets plus any borrowings of the Trust. The fees are computed daily and payable monthly.

       Administrative fees received from the Trust amounted to $1.7 million during Fiscal 1997, $1.3 million during Fiscal 1996, and $608,000 for the period from April 7, 1995 to September 30, 1995.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       The Company also serves as the principal distributor for Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund, Pilgrim Government Securities Income Fund, Pilgrim America Masters Asia-Pacific Equity Fund, Pilgrim America Masters MidCap Value Fund, Pilgrim America Masters LargeCap Value Fund and Pilgrim America Bank and Thrift Fund, open-end management investment companies (collectively, the "Open-end Funds") managed by the Company (see Notes 13 and
16). Distribution fees earned from the Open-end Funds amounted to $2.5 million in Fiscal 1997, $1.1 million for Fiscal 1996 and $377,000 for the period from April 7, 1995 to September 30, 1995.


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

(14)   Discontinued Operations

       Historically, the Company had been engaged in the mortgage banking business. On June 9, 1994, the Company sold its rights to service $305.5 million of Government National Mortgage Association ("GNMA") loans. On September 30, 1994, the Company's mortgage servicing portfolio and operations were sold (see
Note 3). On February 28, 1995, the Company discontinued the remainder of its mortgage banking operations and recorded a provision for loss on discontinuance of mortgage banking operations of $986,000. This provision included the anticipated mortgage banking related revenues and expenses, including severance expense and all other costs that will be incurred to phase out these operations. Subsequent to February 28, 1995, during Fiscal 1995 the Company increased the loss provision to $5.3 million, based on reevaluation of its allowances for discontinued operations, including legal fees and other costs relating to legal proceedings (see Note 15). During Fiscal 1997, no additional provisions were made for discontinued operations and the Company adjusted the allowance for discontinued operations by including $413,000 (net of tax) of income from the reversal of certain allowances for discontinued operations. As of September 30, 1997 the Company believes that the remaining allowances are adequate to complete the discontinuance of the remaining mortgage banking operations. The Company believes that it has substantially wound down its mortgage banking operations, but anticipates that mortgage loan related issues will continue to arise through at least Fiscal 1998.

       Balance Sheet. The balance sheet presentation included in the accompanying consolidated financial statements as of September 30, 1997 and 1996 has been adjusted to reflect the assets and liabilities relating to the Company's mortgage banking operations as net liabilities of discontinued operations.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       The following table sets forth certain balance sheet information related to these operations as of September 30, 1997 and 1996:

      Net Liabilities of Discontinued Operations
      (in thousands)
                                                             1997       1996
                                                           -------    -------

      Assets
      Other receivables                                    $    --    $   157
      Mortgage loans held for sale                           1,128      3,516
                                                           -------    -------
           Total assets                                      1,128      3,673
                                                           -------    -------

      Liabilities
      Accounts payable and accrued expenses                  1,358      3,191
      Allowances for contingencies (see Notes 11 and 15)      --        2,554
      Notes payable                                           --        1,320
                                                           -------    -------

           Total liabilities                                 1,358      7,065
                                                           -------    -------

      Net liabilities of discontinued operations           $  (230)   $(3,392)
                                                           =======    =======


       Operations. The statements of operations presentation included in the accompanying consolidated financial statements for the fiscal years ended September 30, 1997, 1996, and 1995 have been adjusted to reflect the results of the mortgage banking operations as discontinued operations. Primary earnings
(loss) per share attributable to discontinued operations were $0.10, $0.00 and ($1.08) in 1997, 1996 and 1995, respectively.

       Restructuring Charges. As of September 30, 1997, the Company had no outstanding leases on office or equipment related to the discontinued mortgage business. Usage of the allowance for losses on office and equipment leases was $127,000 during Fiscal 1997 and the remaining balance at September 30, 1996 was $201,000.

       The Company has loss allowances, included in accrued expenses (of discontinued operations), in the amount of $0 and $237,000 at September 30, 1997 and 1996, respectively, to provide for estimated losses to be incurred upon foreclosure of loans in the servicing portfolio and for VA no-bids. As of June 30, 1997 the Company's obligation to indemnify VA no-bids expired. Additionally, as of September 30, 1997 and 1996, the Company had established repurchase allowances of $725,000 and $1.9 million, respectively, also in accrued expenses, to provide for estimated losses to be incurred upon repurchase and resale of loans originated by the Company.

(15)   Legal Proceedings

                  On May 23, 1997 the Company entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC") to settle all claims in a civil action filed in December 1995 by the FDIC in the United States District Court, District of Arizona. The FDIC action against the Company and other defendants sought at least $20 million in actual damages and $80 million in punitive damages. This settlement covers all FDIC claims asserted against the Company and certain of its officers and directors. The Company settled with its Director and Officer liability insurance carrier under the policy providing coverage for this matter and had no charge to earnings.

                       PILGRIM AMERICA CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(16)   Subsequent Event

       On October 20, 1997, the shareholders of Pilgrim America Bank and Thrift Fund voted to change the Fund from a Closed-end Fund to an Open-end Fund. As a result of this change, the Fund has entered into a distribution agreement with PAS to distribute the Funds' shares. The Fund will pay PAS a .25% and 1.00% 12B-1 fee based on average annual assets of Class A and Class B shares, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

       None.

Part III

Item 10.      Directors and Executive Officers of the Registrant

       Information respecting (a) continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" and (b) disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth under the caption "Compliance with Section 16(a) under The Exchange Act," in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1998 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Company's 1998 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at the end of Part I of this Report.

Item 11.      Executive Compensation

       Information respecting executive compensation is set forth under the caption "Executive Compensation" in the 1998 Proxy Statement, which information is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       Information respecting security ownership of certain beneficial owners and management is included under the caption "Principal Stockholders and Stockholdings of Management" in the 1998 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

       Information   respecting   certain   relationships  and  transactions  of
management is set forth under the caption "Certain Transactions" in the 1998 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                   Page or
       (a)       Financial Statements.                                                        Method of Filing
                                                                                        ------------------------------
            (1)      Report of KPMG Peat Marwick LLP                                               Page 24
            (2)      Consolidated Financial Statements and Notes thereto of                        Page 25
                     the Company,  including  Consolidated  Balance Sheets as of
                     September  30,  1997  and  1996  and  related  Consolidated
                     Statements  of  Operations,  Cash  Flows and  Stockholders'
                     Equity for the years ended  September  30,  1997,  1996 and
                     1995.

       (b)       Financial Statement Schedules.

            (1)      Report of KPMG Peat Marwick LLP                                               Page 50
            (2)      Schedule I-- Condensed Financial Information                                  Page 51
            (3)      Schedule II-- Valuation and Qualifying Accounts                               Page 52

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

          4.2.3          Form of Nonstatutory Stock Option Agreement for the            Incorporated by reference to
                         Stock Option Plan                                              Exhibit 4.3 of S-8 No.
                                                                                        33-61274

            4.3          Form of Stock Option Agreement for Non-Employee                Incorporated by reference to
                         Directors                                                      Exhibit 4 of Form S-8  No.
                                                                                        33-64738

          4.5.1          Performance Share Plan                                         Incorporated by reference to
                                                                                        Exhibit 4.5.1 of the 1996
                                                                                        Form 10K.

          4.5.2          Form of Performance Share Agreement                            Incorporated by reference to
                                                                                        Exhibit 4.5.2 of the 1996
                                                                                        Form 10K.

         10.1.1          Employment Agreement between Registrant and Robert             Incorporated by Reference to
                         W. Stallings dated August 16, 1995                             Exhibit 10.1.1 of the Report
                                                                                        on Form 10-K for the Fiscal
                                                                                        Year Ended September 30,
                                                                                        1995 (the "1995 Form 10-K")

         10.1.2          Employment Agreement between Registrant and James R.           Incorporated by Reference to
                         Reis dated August 16, 1995                                     Exhibit 10.1.2 of the 1995
                                                                                        Form 10-K

         10.2.3          Form of Indemnity Agreement between the Registrant             Incorporated by reference to
                         and each member of its Board of Directors                      Exhibit 10.9.3 of the 1992
                                                                                        Form 10-K

           10.3          Asset Purchase Agreement dated August 27, 1994                 Incorporated by reference to
                         between Registrant and NationsBanc Mortgage                    Exhibit 2 to Form 8-K
                         Corporation                                                    relating to an event of
                                                                                        August 27, 1994

                         Acquisition Agreement among the Registrant, Pilgrim            Incorporated by reference to
           10.4          Group, Inc., Pilgrim Management Corporation, Pilgrim           Exhibit 2 to Form 8-K
                         Distributors Corporation and Palomba Weingarten                relating to an event of
                                                                                        December 7,
                                                                                        1994

         10.5.1          Second Amended an Restated Credit Agreement dated as           Incorporated by reference to
                         of  July 31, 1997 by and between Pilgrim America Group,        exhibit 10.1 to the June 30,
                         Inc and First Bank National Association                        1997 Form 10Q.

          10.16          Reaffirmation of Security Agreement dated July 31, 1996,       Incorporated by reference to
                         PAI to First Bank                                              Exhibit 10.16 of the 1996
                                                                                        Form 10K.

          10.17          Reaffirmation of Security Agreement dated July 31, 1996,       Incorporated by reference to
                         by PAS to First Bank                                           Exhibit 10.17 of the 1996
                                                                                        Form 10K.

          10.18          Reaffirmation of Guaranty and Pledge Agreement dated           Incorporated by reference to
                         July 31, 1996, by the Registrant in favor of First Bank        Exhibit 10.18 of the 1996
                                                                                        Form 10K.

          10.19          Reaffirmation of Guaranty dated July 31, 1996, by PAI in       Incorporated by reference to
                         favor of First Bank                                            Exhibit 10.19 of the 1996
                                                                                        Form 10K.

          10.20          Reaffirmation of Pledge Agreement dated as of July 31,         Incorporated by reference to
                         1996, by PAG to First Bank                                     Exhibit 10.20 of the 1996
                                                                                        Form 10K.

          10.21          Portfolio Management Agreement among PAI, HSBC                 Incorporated by reference to
                         Asset Management Americas Inc. and HSBC Asset                  Exhibit 10.22 of the 1995
                         Management Hong Kong Limited, dated April 27, 1995             Form 10-K

          10.22          Portfolio Management Agreement dated May 1, 1995,              Incorporated by reference to
                         between PAI and CRM Advisors, LLC                              Exhibit 10.23 of the 1995
                                                                                        Form 10-K
          10.24          Investment Management Agreement dated June 6, 1995,            Incorporated by reference to
                         between PAI and Pilgrim America Masters Series, Inc.           Exhibit 10.25 of the 1995
                                                                                        Form 10-K

          10.25          Investment Management Agreement dated April 7, 1995,           Incorporated by reference to
                         between PAI and Pilgrim America Investment Funds, Inc.         Exhibit 99.5 of Form 8-K/A
                         on behalf of its Pilgrim America High Yield Fund series        Amendment No. 2, Event dated
                                                                                        December 7, 1994

          10.26          Investment Management Agreement dated April 7, 1995,           Incorporated by reference to
                         between PAI and Pilgrim Government Securities Income           Exhibit 99.4 of Form 8-K/A
                         Fund                                                           Amendment No. 2, Event dated
                                                                                        December 7, 1994

          10.27          Investment Management Agreement dated April 7, 1995,           Incorporated by reference to
                         between PAI and Pilgrim Prime Rate Trust                       Exhibit 99.1 of Form 8-K/A,
                                                                                        Amendment No. 2, Event dated
                                                                                        December 7, 1994

          10.28          Investment Management Agreement dated April 7, 1995,           Incorporated by reference to
                         between PAI and Pilgrim Regional BankShares Inc.               Exhibit 99.3 of Form 8-K/A,
                                                                                        Amendment No. 2, Event dated
                                                                                        December 7, 1994

          10.29          Investment Management Agreement dated April 7, 1995,           Incorporated by reference to
                         between PAI and Pilgrim America Investment Funds, Inc.         Exhibit 99.2 of Form 8-K/A,
                         on behalf of Pilgrim America MagnaCap Fund series              Amendment No. 2, Event dated
                                                                                        December 7, 1994

          10.30          Administration Agreement amended and restated as of            Incorporated by reference to
                         April 7, 1995, between PAG and Pilgrim Prime Rate Trust        Exhibit 99.6 of Form 8-K/A,
                                                                                        Amendment No. 2, Event dated
                                                                                        December 7, 1994

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

          10.34          Agreement dated July 23, 1997 between Merrill Lynch Pierce,    Page 53
                         Fenner and  Smith, Inc. and Pilgrim America Investments, Inc.

          10.35          Collateral Management Agreement dated November 13, 1997        Page 61
                         between ML CLO XII Pilgrim America Ltd. and Pilgrim America
                         Investments, Inc.

           11.1          Computation of Earnings per Share.                             Page 80

             21          Subsidiaries of Registrant                                     Incorporated by reference to
                                                                                        Exhibit 21 of the 1995 Form
                                                                                        10k.

             23          Consent of KPMG Peat Marwick LLP                               Included in Report at
                                                                                        Financial Statement Schedules

             24          Powers of Attorney                                             See Signature Page

       (d)             Reports on Form 8-K.

                        None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 19 day of December, 1997.

                PILGRIM AMERICA CAPITAL CORPORATION,
                a Delaware corporation


                By: /s/ Robert W. Stallings
                    ---------------------------------------
                    Robert W. Stallings
                    Chairman of the Board, Chief Executive Officer and President

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

Signature                                Title                                        Date

/s/   Robert W. Stallings                Chairman of the Board, Chief                 December 19, 1997
---------------------------------------- Executive Officer and President (Principal
Robert W. Stallings                      Executive Officer)


/s/   James R. Reis                      Vice Chairman and Chief Financial            December 19, 1997
---------------------------------------- Officer (Principal Accounting
James R. Reis                            Officer


/s/   John C. Cotton                     Director                                     December 19, 1997
----------------------------------------
John C. Cotton

/a/ Roy A. Herberger, Jr.                Director                                     December 19, 1997
----------------------------------------
Roy A. Herberger, Jr.

/s/   John M. Holliman, III              Director                                     December 19, 1997
----------------------------------------
John M. Holliman, III

/s/   Stephen A McConnell                Director                                     December 19, 1997
----------------------------------------
Stephen A McConnell

/s/   Paul J. Renze                      Director                                     December 19, 1997
----------------------------------------
Paul J. Renze

              Independent Auditors' Consent and Report on Schedules
              -----------------------------------------------------


The Board of Directors
Pilgrim America Capital Corporation:

The audits referred to in our report dated October 17, 1997, included the related financial statement schedules as of September 30, 1997 and 1996, and for each of the years in the three-year period ended September 30, 1997. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements No. 333-23051, No. 333-06597, No. 33-61274 and No. 33-64738 on Form S-8 of Pilgrim
America Capital Corporation of our report dated October 17, 1997 relating to the consolidated balance sheets of Pilgrim America Capital Corporation and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997 and our report dated December 22, 1997 relating to the schedules set forth in the preceding paragraph, which reports appear in the September 30, 1997, annual report of Form 10-K of Pilgrim America Capital Corporation.


                                              /s/ KPMG Peat Marwick LLP
                                              KPMG Peat Marwick LLP



December 22, 1997
Los Angeles, California

-----------------------------------------------------------------------------------------------------------------------------------
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PILGRIM AMERICA CAPITAL CORPORATION


in thousands
-----------------------------------------------------------------------------------------------------------------------------------

Condensed Balance Sheets
                               September 30, September 30,                                              September 30, September 30,
                                   1997          1996                                                       1997          1996
                               ------------- -------------                                              ------------- ------------
Assets:                                                     Liabilities and Stockholders' Equity:
Cash and cash equivalents .....  $     -       $      3     Notes payable .............................   $  5,475      $      -
Investments ...................     2,990         2,346     Due from subsidiaries .....................        252             -
Investments in subsidiaries ...    39,352        32,552     Other liabilities .........................      1,668         6,592
Note receivable ...............     3,976             -                                                   --------      --------
Receivables ...................       225             -     Total liabilities .........................      7,395         6,592
Due from subsidiaries .........        -            942                                                   --------      --------
Deferred tax asset ............     1,990             -     Common stock ..............................         54            54
Other assets ..................       615           537        Less: Treasury stock ...................     (8,623)       (8,623)
                                                            Additional paid in capital ................     48,795        48,759
                                                            Unrealized gain on investments ............        538           333
                                                            Retained earnings (accumulated deficit)....        989       (10,735)
                                                                                                          --------      --------
                                                                  Total stockholders' equity ..........     41,753        29,788
                                 --------      --------                                                   --------      --------
                                                            Total liabilities and stockholders'
Total assets ..................  $ 49,148      $ 36,380           equity ..............................   $ 49,148      $ 36,380
                                 ========      ========                                                   ========      ========



Condensed Statement of Operations
                                                                                               For the Years Ended September 30,
                                                                                                  1997        1996       1995
                                                                                               ----------  ---------- ----------
Equity in  earnings (loss) of subsidiaries ...................................................  $  8,289    $    588   $ (5,811)
Other gain (loss) ............................................................................     1,091        (240)       (60)
Income tax benefit ...........................................................................     2,344           -          -
                                                                                               ----------  ---------- ----------
Net earnings (loss) ..........................................................................  $ 11,724    $    348   $ (5,871)
                                                                                               ==========  ========== ==========



Condensed Statements of Cash Flows

                                                                                               For the Years Ended September 30,
                                                                                                  1997         1996      1995
                                                                                               ----------  ---------- ----------
  Net cash provided by operating activities ..................................................  $    400    $  6,940   $  4,714
                                                                                               ----------  ---------- ----------
  Net cash used in investing activities ......................................................      (439)        (13)    (2,000)
                                                                                               ----------  ---------- ----------
  Redemption of preferred stock ..............................................................         -        (338)      (677)
  Purchase of treasury stock .................................................................         -      (6,615)    (2,008)
  Purchase of stock options ..................................................................        36           -          -
                                                                                               ----------  ---------- ----------
  Net cash provided by (used in) financing activities ........................................        36      (6,953)    (2,685)
                                                                                               ----------  ---------- ----------
  Increase(decrease) in cash and cash equivalents ............................................        (3)        (26)        29
  Cash and cash equivalents, beginning of period .............................................         3          29          -
                                                                                               ----------  ---------- ----------
  Cash and cash equivalents, end of period ...................................................  $      -    $      3   $     29
                                                                                               ==========  ========== ==========

----------------------------------------------------------------------------------------------------------------------------------
SCHEDULE I I - VALUATION AND QUALIFYING ACCOUNTS
PILGRIM AMERICA CAPITAL CORPORATION


in thousands
----------------------------------------------------------------------------------------------------------------------------------

              Column A                    Column B                    Column C                     Column D           Column E
--------------------------------------    -------------   ---------------------------------    -----------------   ---------------
                                                                      Additions
                                                          ---------------------------------
                                           Balance at      Charged to         Charged from                             Balance
                                           beginning       costs and          (to) other                               at end
             Description                   of period        expenses            accounts         Deductions (1)       of period
--------------------------------------    -------------   -------------     ---------------    -----------------   ---------------
Year ended September 30, 1997
Allowance for restructuring                $     201      $      -          $     (103)          $     (98)           $      -
Allowance for repurchases                      1,930             -                (709)               (496)                725
Allowance for losses                             893          (696) (3)          1,086                (670)                613
Allowance for contingencies (2)                2,554             -                (407)             (2,147)                  -

Year ended September 30, 1996
Allowance for restructuring                      328             -                   -                (127)                201
Allowance for repurchases                      3,171             -                   -              (1,241)              1,930
Allowance for losses                           1,003             -                  58                (168)                893
Allowance for contingencies (2)                3,000             -                 528                (974)              2,554

Year ended September 30, 1995
Allowance for restructuring                    4,661             -                (469)             (3,864)                328
Allowance for repurchases                      1,747         2,826                 271              (1,673)              3,171
Allowance for losses                           1,738           334                (271)               (798)              1,003
Allowance for contingencies (2)                    -         3,000                   -                                   3,000

(1)  Actual  losses   charged   against   allowance,   net  of  recoveries   and
     reclassifications

(2) For estimated costs related to RTC action (see "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data - Notes 11, 15").

(3) The Company determined that the allowance for discontinued operations was overstated and recorded income from discontinued operations (see the
     Statement of Operations "Earnings (loss) from discontinued mortgage business, net of tax").
                                       52