Form 10-Q
period 1997-12-31
PILGRIM AMERICA CAPITAL CORP
filed 1998-02-12
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------



                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                For the quarterly period ending December 31, 1997
                                                -----------------

                         Commission File Number 0-19799
                                                -------


                       PILGRIM AMERICA CAPITAL CORPORATION
                       -----------------------------------

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

         Registrant telephone number, including area code (602) 417-8100
                                                         ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for) such shorter period s the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.


        3,861,330 Shares of Common Stock outstanding on January 31, 1998
        ----------------------------------------------------------------

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

     Item 1.   Financial Statements


               (a)    Condensed Consolidated Financial Statements.............3


               (b)    Notes to Condensed Consolidated Financial Statements....6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................8


PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K..............................11


     Signatures..............................................................12

ITEM 1. FINANCIAL STATEMENTS


PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                           December 31,   September 30,
                                                                               1997           1997
------------------------------------------------------------------------------------------------------

Assets
    Cash and cash equivalents                                              $       519    $        219
    Investments                                                                  6,648           3,127
    Accounts receivable                                                            424             458
    Notes receivable                                                             3,990           3,976
    Costs assigned to management contracts acquired, less
         accumulated amortization of $3,555 and $3,233                          28,707          29,030
    Furniture, fixtures and equipment, less accumulated
         depreciation of $412 and $370                                             691             532
    Deferred taxes                                                               5,355           6,420
    Deferred acquisition costs, less accumulated amortization
          of $1,190 and $772                                                     9,277           5,891
    Other assets                                                                 1,668             994
                                                                           -----------    ------------
Total assets                                                               $    57,279    $     50,647
                                                                           ===========    ============
------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
    Net liabilities of discontinued operations                             $       448    $        230
    Notes payable                                                                9,825           5,475
    Accrued compensation                                                         1,417           1,285
    Accounts payable and accrued expenses                                        2,336           1,904
                                                                           -----------    ------------
                Total liabilities                                               14,026           8,894
                                                                           -----------    ------------


Stockholders' equity:
    Common stock, $.01 par value, 10,000,000  shares authorized, 5,384,060
         shares issued,  with 3,866,330 shares outstanding                          54              54
    Less:  Treasury stock, 1,517,730 shares                                     (8,623)         (8,623)
    Additional paid-in capital                                                  48,795          48,795
    Unrealized gain on investments, net of tax                                     371             538
    Retained earnings                                                            2,656             989
                                                                           -----------    ------------
                 Total stockholders' equity                                     43,253          41,753
                                                                           -----------    ------------
Total liabilities and stockholders' equity                                 $    57,279    $     50,647
                                                                           ===========    ============
------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                             December 31,
--------------------------------------------------------------------------------
                                                         1997            1996
--------------------------------------------------------------------------------


Revenues
    Management and administrative fees                $    5,724      $    3,930
    Distribution fees                                      1,135             466
    Investment and other income                              698             264
                                                      ----------      ----------
                Total revenues                             7,557           4,660
                                                      ----------      ----------
--------------------------------------------------------------------------------

Expenses
    General and administrative                             2,312           1,923
    Selling                                                1,600           1,245
    Amortization and depreciation                            799             527
                                                      ----------      ----------
                Total expenses                             4,711           3,695
                                                      ----------      ----------

    Earnings before  income taxes                          2,846             965

    Income taxes                                           1,178            --
                                                      ----------      ----------



Net earnings                                          $    1,668      $      965
                                                      ==========      ==========
--------------------------------------------------------------------------------

Earnings per Common and
Common Equivalent Share

Basic:
Net earnings                                          $     0.43      $     0.25
                                                      ==========      ==========

Shares used in per share calculation                   3,866,330       3,860,130
                                                      ==========      ==========

Diluted:
Net earnings                                          $     0.38      $     0.25
                                                      ==========      ==========

Shares used in per share calculation                   4,390,372       3,907,871
                                                      ==========      ==========
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                   For the Three Months
                                                                                    Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                                   1997           1996
-------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net earnings                                                                     $ 1,668        $   965
Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Amortization and depreciation                                                    799            527
    (Increase) decrease  in accounts receivable                                       16            (33)
    Increase in deferred acquisition costs due to subscriptions                   (3,895)          (906)
    Decrease in deferred acquisition costs due to redemptions                         75             33
    Decrease in deferred tax asset                                                 1,178           --
    Increase (decrease) in operating liabilities                                     564         (3,240)
    Increase  in other operating assets                                             (674)          (175)
                                                                                 -------        -------
Net cash used in operating activities                                               (269)        (2,829)
                                                                                 -------        -------
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Investment in Pilgrim America Funds                                               (9)           (34)
    Sale of Pilgrim America Funds                                                    961           --
    Other investments purchased                                                   (4,750)          --
    Sales of furniture, fixtures and equipment                                         4              8
    Purchases of furniture, fixtures and equipment                                  (205)           (12)
    Cash provided by discontinued operations                                         218            273
                                                                                 -------        -------
Net cash provided by (used in) investing activities                               (3,781)           235
                                                                                 -------        -------
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Term debt borrowing                                                            4,350          2,550
                                                                                 -------        -------
    Net cash provided by financing activities                                      4,350          2,550
                                                                                 -------        -------
    Net  increase (decrease)  in cash and cash equivalents                           300            (44)
    Cash and cash equivalents, beginning of period                                   219            238
                                                                                 -------        -------
Cash and cash equivalents, end of period                                         $   519        $   194
                                                                                 =======        =======
-------------------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                                $    78        $    51

-------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         Principles of Consolidation. The accompanying condensed consolidated financial statements of Pilgrim America Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1997 which are included in the Company's Form 10-K.

         The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc. ("PAI"), a registered investment advisor, and Pilgrim America Securities, Inc. ("PAS"), a registered broker/dealer (collectively "Pilgrim America"). The condensed consolidated financial statements also include the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp., ("EAMC"), and EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2.

         The activities of the Company consist primarily of providing investment management and related services to various open-end and closed-end investment companies operating under the Pilgrim and Pilgrim America names (the "Funds"). The results of operations reported in the condensed consolidated financial statements reflect these investment management activities.

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

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            Deferred Acquisition Costs. The Company pays commissions of up to 4.0% to authorized broker-dealers at the time that Fund shares with contingent deferred sales charges are sold. These payments are capitalized and amortized over a six-year period, which is the period during which the contingent deferred sales charge is effective.

         The Company periodically analyzes the recoverability of its Deferred Acquisition Costs by comparison of the carrying amount of the net future cash flows to be received. If necessary, a valuation allowance is recorded to reflect the difference between the carrying amount and the estimated future cash flows.

         Net Earnings Per Common Share. The Company implemented Financial Accounting Standard ("FAS") No. 128 "Earnings per Share" for the quarter ending December 31, 1997. This statement provides accounting and reporting standards for earnings per share (EPS), simplifies the requirement for calculating EPS, and is compatible with international accounting standards. This statement replaces the presentation of primary EPS with a presentation of basic EPS. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of any entity, similar to fully diluted EPS.

Prior periods EPS have been restated to conform with the requirements of FAS No. 128.

The following table is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations of the Company for the quarters ended December 31, 1997 and 1996:

                                      Income         Shares       Per Share
December 31, 1997                   (Numerator)   (Denominator)    Amount
---------------------------------   -----------   -------------   ---------
Net earnings                        $1,668,000

Basic EPS
Earnings available to
   common stockholders               1,668,000      3,866,330      $  0.43
                                                                  =========

Effect of Dilutive Securities
Stock Options                             --          524,042
                                    -----------   -------------
Diluted EPS
Earnings available to
   common stockholders              $1,668,000      4,390,372      $  0.38
                                    ===========   =============   =========

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1996
---------------------------------
Net earnings                        $  965,000

Basic EPS
Earnings available to
   common stockholders                 965,000      3,860,130      $  0.25
                                                                  =========

Effect of Dilutive Securities
Stock Options                             --
                                                       47,741
                                    -----------   -------------

Diluted EPS
Earnings available to
   common stockholders              $  965,000      3,907,871      $  0.25
                                    ===========   =============   =========

         Private Account Management Fee On November 15, 1997, the Company entered into a transaction with a non-issuer to manage approximately $509 million of assets ("Private Account"). The Company earns 0.50% management fee on these assets, and the Company may be entitled to an additional performance fee. The Company has recorded the fees earned from this Private Account in management and administrative fees. As part of the transaction, the Company has acquired a $5 million equity investment in the Private Account.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

         The Company is a holding company that, through its wholly-owned subsidiaries, provides investment management and related services for seven open-end and one closed-end funds (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds").

Results of Operations

         The following table presents comparative quarterly data regarding Fund assets under management and Fund sales for the four quarters ended December 31, 1997:

                                                             Pilgrim America Funds
                                                               Selected Fund Data
                                                                   ($000,000)
                                         -------------------------------------------------------------
                                         December 31,    September 30,     June 30,        March 31,
                                           1997(1)           1997            1997            1997
                                         -------------   -------------   -------------   -------------
Open-End Funds:
    Beginning Assets                      $    676.0      $    600.0      $    515.5      $    462.6
    Direct Sales                               175.1            66.3            60.4            74.0
    Direct Redemptions                         (62.9)          (22.0)          (30.8)          (16.6)
    Exchanges In (Out)(2)                       (1.0)            5.9            (1.1)            0.4
    Investment Activities (3)                  366.1            25.8            56.0            (4.9)
                                         -------------   -------------   -------------   -------------
    Ending Assets                            1,153.3           676.0           600.0           515.5

Closed-End Funds:
    Beginning Assets                         1,702.0         1,688.9         1,622.5         1,274.0
    Investment Activities (3)                 (248.2)           13.1            66.4           348.5
                                         -------------   -------------   -------------   -------------
    Ending Assets                            1,453.8         1,702.0         1,688.9         1,622.5

Private Accounts:
    Beginning Assets                           230.5          --              --              --
    Sales                                      356.8           230.5          --              --
    Investment Activities (3)                 --              --              --              --
                                         -------------   -------------   -------------   -------------
    Ending Assets                              587.3           230.5          --              --
Ending Assets Under
    Management                            $  3,194.4      $  2,608.5      $  2,288.9      $  2,138.0
                                         =============   =============   =============   =============

(1) The Board of Directors of Pilgrim America Bank and Thrift Fund approved converting the Fund from a closed-end fund to an open-end fund at a meeting on October 16, 1997.
(2)  Net Exchanges from (to) the Company's sponsored money market fund.
(3) Investment Activities include net investment income, realized gain/(loss), change in appreciation/depreciation and net cash distributions to shareholders. Investment Activities for closed-end funds include assets acquired using borrowed funds.


Quarter Ended December 31, 1997 compared to the Quarter Ended December 31, 1996

         Net earnings for the December 31, 1997 quarter amounted to $1.7 million, or $0.38 per share compared to a net earnings of $965,000, or $0.25 per share for the quarter ended December 31, 1996.

         Revenues. Revenues for the December 31, 1997 quarter increased by $2.9 million over revenues for the December 31, 1996 quarter. This increase primarily resulted from an increase in management and administrative fees of $1.8 million. Management and administrative fees are based on assets under management which averaged $2.94 billion during the current quarter and $1.85 billion during the December 31, 1996 quarter.

         In addition, the conversion of the Bank and Thrift Fund to an open-end Fund in October 1997, along with higher sales of open-end funds during the current quarter as compared to the December 31, 1996 quarter resulted in an increase in distribution fees of $669,000. Distribution fees are realized from the sale of certain fund shares.

         Expenses. Total general and administrative and selling expenses for the current quarter increased by $744,000 compared to the December 31, 1997 quarter. This increase in expense was primarily the result of an increase in personnel costs primarily resulting from an increase in staff.

         Amortization and depreciation expenses increased by $272,000 between the two quarters primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six-year period.

Liquidity

         The Company's principal liquidity needs arise in connection with general and administrative expense and selling expenses, including commissions paid by the Company in connection with shares of its funds. The Company's principal liquidity and capital resources include cash flow from the operations and borrowings available under a credit agreement. In the first quarter of Fiscal 1998, the Company had net cash flows used in operating activity of $269,000, net cash flows used in investing activities of $3.7 million, of which the Company's discontinued operations provided $218,000, and had cash provided by financing activities of $4.4 million.

         The Company, through its wholly owned discontinued mortgage subsidiaries, owns mortgage loans and foreclosed real estate. The Company's investments in these loans and foreclosed real estate are funded with the Company's working capital and borrowings. Any increase in repurchase loan activity due to the Company's discontinued operations, beyond that forecasted by the Company, may have an adverse effect on the Company's liquidity.

         The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings under its Credit Agreement. The Company's credit agreement allows the Company or PAG to borrow up to $25 million to be used for various purposes including: (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge and (iv) repurchasing Company stock. The agreement contains restrictive convenants which require PAG and the Company to maintain certain financial ratios and prohibits "restrictive payments" (including dividends and other payments) from PAG to the Company. Borrowings under the credit agreement are collateralized by assets of PAG, PAS and PAI and guaranteed by the Company. At December 31, 1997, the Company had borrowings of approximately $ 9.8 million outstanding under the Credit Agreement, and approximately $15.2 million additional borrowings were available.

         On August 5, 1997, the Company's Board of Directors approved repurchasing up to an additional 500,000 shares of its common stock from time to time in open market transactions. As of January 30, 1998 the Company has repurchased 5,000 shares, under such authorization.

                           PART II - OTHER INFORMATION


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




                                   PILGRIM AMERICA CAPITAL CORPORATION



Date:  February 10, 1998           /s/ James R. Reis
                                   ---------------------------------------------
                                   James R. Reis
                                   Vice-Chairman and Chief Financial Officer
                                   (Principle Accounting Officer)
                                       12