Form 10-Q
period 1998-03-31
PILGRIM AMERICA CAPITAL CORP
filed 1998-05-08
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                ---------------

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


             40 North Central Avenue, Suite 1200, Phoenix, AZ 85004
             ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code     (602) 417-8100
                                                  ---------------------



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



           5,743,777 Shares of Common Stock outstanding on May 7, 1998
           -----------------------------------------------------------

                                      INDEX



 PART I.  FINANCIAL INFORMATION                                                                     Page
                                                                                                    ----
      Item 1.    Financial Statements

                 (a)    Condensed Consolidated Financial Statements...........................       3

                 (b)    Notes to Condensed Consolidated Financial Statements..................       6


      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...................................................................       9

PART II.  OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders..........................      12


      Item 6.    Exhibits and Reports on Form 8-K.............................................      12

      Signatures..............................................................................      13

ITEM 1. FINANCIAL STATEMENTS


PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                            March 31,    September 30,
                                                                              1998           1997
------------------------------------------------------------------------------------------------------

Assets
    Cash and cash equivalents                                               $    404       $    219
    Investments                                                                5,456          3,127
    Accounts receivable                                                        1,398            458
    Notes receivable                                                           3,990          3,976
    Costs assigned to management contracts acquired, less
         accumulated amortization of $3,878 and $3,233                        28,385         29,030
    Furniture, fixtures and equipment, less accumulated
         depreciation of $465 and $370                                           756            532
    Deferred taxes                                                             4,204          6,420
    Deferred acquisition costs, less accumulated amortization
         of $1,619 and $772                                                   15,608          5,891
    Other assets                                                               1,934            994
                                                                            --------       --------
Total assets                                                                $ 62,135       $ 50,647
                                                                            ========       ========
------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Liabilities:
    Net liabilities of discontinued operations                              $    210       $    230
    Notes payable                                                             14,825          5,475
    Accrued compensation                                                         875          1,285
    Accounts payable and accrued expenses                                      2,130          1,904
                                                                            --------       --------
                Total liabilities                                             18,040          8,894
                                                                            --------       --------


Stockholders' equity:
    Common stock, $.01 par value, 10,000,000 shares authorized, 8,076,022 shares issued, with 5,743,777 and 5,799,495 shares outstanding
         at March 31, 1998 and September 30, 1997                                 54             54
    Less:  Treasury stock, 2,332,245 and 2,276,595 shares at
          March 31, 1998 and September 30, 1997                               (9,376)        (8,623)
    Additional paid-in capital                                                48,795         48,795
    Unrealized gain on investments, net of tax                                    51            538
    Retained earnings                                                          4,571            989
                                                                            --------       --------
                 Total stockholders' equity                                   44,095         41,753
                                                                            --------       --------
Total liabilities and stockholders' equity                                  $ 62,135       $ 50,647
                                                                            ========       ========
------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

Pilgrim America Capital Corporation
Condensed Consolidated Statement of Operations
(dollars in thousands, except  share amounts)

                                               Three months ended              Six months ended
                                                    March 31,                      March 31,
------------------------------------------------------------------------------------------------------
                                              1998           1997             1998            1997
------------------------------------------------------------------------------------------------------
Revenues
   Management and administrative fees     $     6,211     $     4,244      $    11,935     $     8,174
   Distribution fees                            1,546             552            2,680           1,018
   Investment and other income                  1,548             274            2,246             538
                                          -----------     -----------      -----------     -----------
          Total revenues                        9,305           5,070           16,861           9,730
                                          -----------     -----------      -----------     -----------
------------------------------------------------------------------------------------------------------

Expenses
     General and administrative                 2,975           1,868            5,287           3,791
     Selling                                    2,229           1,211            3,829           2,455
     Amortization and depreciation                823             569            1,622           1,097
                                          -----------     -----------      -----------     -----------
          Total expenses                        6,027           3,648           10,738           7,343
                                          -----------     -----------      -----------     -----------

     Earnings before taxes                      3,278           1,422            6,123           2,387

    Tax expense (benefit)                       1,363          (6,589)           2,541          (6,589)
                                          -----------     -----------      -----------     -----------

Net earnings                              $     1,915     $     8,011      $     3,582     $     8,976
                                          ===========     ===========      ===========     ===========
------------------------------------------------------------------------------------------------------

Basic:
Net earnings                              $      0.33     $      1.38      $      0.62     $      1.55
                                          ===========     ===========      ===========     ===========
Shares used in per share calculation        5,763,182       5,790,195        5,781,539       5,790,195
                                          ===========     ===========      ===========     ===========

Diluted:
Net earnings                              $      0.29     $      1.31      $      0.54     $      1.49
                                          ===========     ===========      ===========     ===========
Shares used in per share calculation        6,598,157       6,099,492        6,593,027       6,009,071
                                          ===========     ===========      ===========     ===========

------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                      For the Six Months
                                                                        Ended March 31,
-------------------------------------------------------------------------------------------
                                                                      1998          1997
-------------------------------------------------------------------------------------------

Cash flows from operating activities
Net earnings                                                        $  3,582      $  8,976
Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Amortization and depreciation                                      1,622         1,097
    Increase  in accounts receivable                                    (954)          (60)
    Decrease in operating liabilities                                   (184)       (3,299)
    Increase in deferred acquisition costs due to subscriptions      (10,924)       (2,146)
    Decrease in deferred acquisition costs due to redemptions            325            85
    (Increase) decrease in deferred tax asset                          2,541        (6,789)
    Increase  in other operating assets                                 (950)         (279)
                                                                    --------      --------
Net cash used in operating activities                                 (4,942)       (2,415)
                                                                    --------      --------
-------------------------------------------------------------------------------------------

Cash flows from investing activities
    Investment in Pilgrim America Funds                                 (708)          (54)
    Sale of  Pilgrim America Funds                                     2,327          --
    Other investments purchased                                       (4,750)         --
    Sales of furniture, fixtures and equipment                             7             8
    Purchases of furniture, fixtures and equipment                      (326)          (31)
    Cash provided by (used in) discontinued operations                   (20)        2,099
                                                                    --------      --------
Net cash provided by (used in) investing activities                   (3,470)        2,022
                                                                    --------      --------
-------------------------------------------------------------------------------------------

Cash flows from financing activities
    Repurchase of treasury stock                                        (753)         --
    Term debt borrowing                                                9,350           315
                                                                    --------      --------
    Net cash provided by  financing activities                         8,597           315
                                                                    --------      --------
    Net increase (decrease)  in cash and cash equivalents                185           (78)
    Cash and cash equivalents, beginning of period                       219           238
                                                                    --------      --------
Cash and cash equivalents, end of period                            $    404      $    160
                                                                    ========      ========
-------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                   $    230      $    212
-------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation. The accompanying condensed consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1997 which are included in the Company's Form 10-K.

The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's subsidiaries, Pilgrim America Investments, Inc., a registered investment advisor, and Pilgrim America Securities, Inc., a registered broker/dealer (collectively "Pilgrim America"). The condensed consolidated financial statements also include the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp. ("EAMC"), and EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2.

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

Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represents the fair value of the investment management rights acquired through the acquisition in April 1995 of such management contracts ("the Acquisition") and also represents the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs from the Acquisition. These amounts are being amortized on a straight-line basis over 25 years.

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

The Company periodically analyzes the recoverability of its Deferred Acquisition Costs by comparison of the carrying amount of the net future cash flows to be received. If necessary a valuation allowance is recorded to reflect the difference between the carrying amount and the estimated future cashflows.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Income Tax Deferred tax assets and liabilities are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. The Company recorded an income tax benefit during the three months ended March 31, 1997 as a result of a change in the valuation allowance for the Company's deferred tax asset. The change in the valuation allowance resulted from management's determination that it is more likely than not that the deferred tax asset will be realized.

Net Earnings Per Common Share. Effective December 31, 1997, the Company implemented Financial Accounting Standard No. 128 "Earnings per Share". This statement provides accounting and reporting standards for earnings per share
(EPS), simplifies the requirement for calculating EPS, and is compatible with international accounting standards. This statement replaces the presentation of primary EPS with a presentation of basic EPS. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighed average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of any entity, similar to fully diluted EPS.

Prior periods EPS have been restated to conform with the requirements of Statement No. 128.

Additionally, the share and the net earnings per share data reported for the quarters and six months ended March 31, 1997 and 1998, have been restated to give retroactive recognition to a 50% stock dividend accounted for as a 3 for 2 stock split, approved on April 6, 1998 by the Company's Board of Directors.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations of the company for the quarters and six months ended March 31, 1998:

                                                   1998                                   1997
                               --------------------------------------- -----------------------------------------
                                   Income         Shares     Per Share    Income         Shares       Per Share
Quarter ended March 31,          Numerator     Denominator     Amount    Numerator     Denominator      Amount
-------------------------      ------------- --------------- --------- ------------- --------------- -----------
   Net earnings                  $1,915,000                             $8,011,000

   Basic EPS
      Earnings available to
        common stockholders       1,915,000      5,763,182    $   0.33   8,011,000      5,790,195     $    1.38
                                                              ========                                =========
   Effect of Dilutive
         Securities
      Stock Options                    --          834,975                    --          309,297
                                 ----------     ----------              ----------     ----------

   Diluted EPS
      Earnings available to
         common stockholders     $1,915,000      6,598,157    $   0.29  $8,011,000      6,099,492     $    1.31
                                 ==========      =========    ========  ==========      =========     =========

Six months ended March 31,
--------------------------

   Net earnings                  $3,582,000                             $8,976,000

   Basic EPS
      Earnings available to
         common stockholders      3,582,000      5,781,539    $   0.62   8,976,000      5,790,195     $    1.55
                                                              ========                                =========
   Effect of Dilutive
     Securities
      Stock Options                    --          811,488                    --          218,876
                                 ----------     ----------              ----------     ----------

   Diluted EPS
      Earnings available to
         common stockholders     $3,582,000     $6,593,027    $   0.54  $8,976,000     $6,009,071     $    1.49
                                 ==========     ==========    ========  ==========     ==========     =========

Private Account Management Fee On November 13, 1997, the Company entered into a transaction with a non-issuer to manage approximately $509 million of assets ("Private Account"). The Company earns an annual 0.50% management fee on these assets, and the Company may be entitled to an additional performance fee. As part of the transaction, the Company has acquired a $5 million equity investment in the Private Account.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company is a holding company that, through its wholly-owned subsidiaries, provides investment management and related services for seven open-end and one closed-end funds (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). The Company is now involved in Private Asset management. The Company closed its second Private Account transaction on April 28, 1998 for approximately $400 million. The Company also acquired a $5 million equity investment in association with the closing of this Private Account.

Results of Operations

The following table presents comparative quarterly data regarding Fund assets under management and Fund sales for the four quarters ended March 31, 1998:

                                                               Pilgrim America Funds
                                                           Selected Fund Data (Unaudited)
                                                                     ($000,000)
                                          -------------------------------------------------------------
                                             March 31,       December 31,   September 30,     June 30,
                                               1998            1997(1)          1997            1997
                                          -------------      -----------    -------------    ----------
Open-End Funds:
    Beginning Assets                        $  1,153.3       $    676.0       $    600.0     $    515.5
    Direct Sales                                 307.8            175.1             66.3           60.4
    Direct Redemptions                           (48.9)           (62.9)           (22.0)         (30.8)
    Exchanges In (Out)(2)                         (4.1)            (1.0)             5.9           (1.1)
    Investment Activities(3)                     100.0            366.1             25.8           56.0
                                            ----------       ----------       ----------     ----------
    Ending Assets                              1,508.1          1,153.3            676.0          600.0

Closed-End Funds:
    Beginning Assets                           1,453.8          1,702.0          1,688.9        1,622.5
    Investment Activities(3)                      19.4           (248.2)            13.1           66.4
                                            ----------       ----------       ----------     ----------
    Ending Assets                              1,473.2          1,453.8          1,702.0        1,688.9

Private Accounts: (4)
    Beginning Assets                             587.3            230.5           --             --
    Additions                                    282.7            356.8            230.5         --
                                            ----------       ----------       ----------     ----------
    Ending Assets                                870.0            587.3            230.5         --
Ending Assets Under
    Management                              $  3,851.3       $  3,194.4       $  2,608.5     $  2,288.9
                                            ==========       ==========       ==========     ==========

(1) The Board of Directors of Pilgrim America Bank and Thrift Fund and shareholders approved converting the Fund from a closed-end Fund to an open-end Fund at a meeting on October 31, 1997.
(2)  Net exchanges from (to) the Company's sponsored money market fund.
(3) Investment activities include net investment income, realized gain/(loss), change in appreciation/(depreciation) and net cash distributions to shareholders. Investment activities for closed-end funds include assets acquired using borrowed funds and removal of Bank and Thrift to an open-end Fund in October 1997.
(4) The Private account activity includes assets under management during the period assets were being accumulated.

Quarter Ended March 31, 1998 compared to the Quarter Ended March 31, 1997

Net earnings for the March 31, 1998 quarter amounted to $1.9 million or $0.29 per share compared to net earnings of $8.0 million or $1.31 per share for the quarter ended March 31, 1997. Net earnings for the March 31, 1997 quarter end included a tax benefit of $6.6 million relating to prior operating losses compared to March 31, 1998 quarter end which did not include any tax benefit.

Revenues. Revenues for the March 31, 1998 quarter increased by $4.2 million over revenues for the March 31, 1997 quarter. This increase primarily resulted from an increase in management and administrative fees of $2.0 million. Management and administrative fees are based on assets under management which averaged $3.41 billion during the current quarter and $2.07 billion during the March 31, 1997 quarter.

The conversion of the Pilgrim America Bank and Thrift Fund to an open-end Fund in October 1997, along with higher sales of open-end funds during the current quarter as compared to the March 31, 1997 quarter resulted in an increase in distribution fees of $1.0 million compared to the quarter ended March 31, 1997. Distribution fees are realized from the sale of certain fund shares.

Investment and other income for the March 31, 1998 quarter increased by $1.3 million, primarily as a result of a gain recognized on the sale of cash investments made initially by the Company of the Pilgrim America Funds at the time the funds were established.

Expenses. Total expenses, excluding amortization and depreciation, for the current quarter increased by $2.1 million compared to the March 31, 1997 quarter. This increase in expenses was primarily a result of an increase in general and administrative expenses of $1.1 million due to an increase in personnel costs primarily resulting from an increase in staff and a $1.0 million increase in selling expense primarily the result of the increase in sales of the Company's Funds.

Amortization and depreciation expenses increased by $254,000 between the two quarters primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six-year period.


Six Months Ended March 31, 1998 compared to the Six Months Ended March 31, 1997

Net earnings for the six months ended March 31, 1998 were $3.6 million, or $0.54 per share compared to a net earnings of $9.0 million or $1.49 per share for the six months ended March 31, 1997. Net earnings for the six months ended March 31, 1997 included a $6.6 million tax benefit related to prior operating losses compared to the six months ended March 31, 1998 quarter which did not include any tax benefit.

Revenues. Revenues for the six months ended March 31, 1998 increased by $7.1 million over revenues for the six months ended March 31, 1997. This increase primarily resulted from an increase in management and administrative fees of $3.8 million. Management and administrative fees are based on assets under management which averaged $2.94 billion during the first half of Fiscal 1998 and $2.07 billion during the first half of Fiscal 1997.

The conversion of the Pilgrim America Bank and Thrift Fund to an open-end Fund in October 1997, along with higher sales of open-end funds during the first half of Fiscal 1998 as compared to the first half of Fiscal 1997 resulted in increase in distribution fees of $1.7 million compared to the six months ended March 31, 1997. Distribution fees are realized from the sale of certain fund shares.

Investment and other income for the six months ended March 31, 1998 increased by $1.7 million primarily as a gain recognized on the sale of cash investments made initially by the Company in the Pilgrim America Funds at the time the funds were established.

Expenses. Total expenses, excluding amortization and depreciation for the six months ended March 31, 1998 increased by $2.9 million compared to the six months ended March 31, 1997. This increase in expenses was primarily a result of an increase of $1.5 million in general and administrative expensed primarily due to an increase in personnel costs primarily resulting from an increase in staff and a $1.4 million increase in selling expenses primarily a result of an increase in sales of the Company's Funds.

Amortization and depreciation expenses increased by $525,000 between the two reporting periods primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain fund shares. These commissions are capitalized and amortized over a six-year period.

Liquidity

The Company's principal liquidity needs arise in connection with general and administrative expenses, selling expenses, including commissions paid by the Company in connection with the selling shares of its funds, and equity investment requirements in connection with the Company's Private Account management. The Company's principal liquidity and capital resources include cash flow from the operations and borrowings available under a $35 million credit agreement ("the Credit Agreement"). In the first six months of fiscal 1998, the Company had net cash flows used in operating activity of $4.9 million, net cash flows used in investing activities of $3.5 million, of which the Company's discontinued operations used $20,000, and had cash provided by financing activities of $8.6 million, which was net of $753,000 used to repurchase shares of the Company's stock.


The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Credit Agreement. The Company's Credit Agreement was amended and restated on March 2, 1998 and allows the Company or the Company's wholly owned subsidiary Pilgrim America Group, Inc ("PAG") to borrow up to $35 million to be used for various purposes including (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge, (iv) financing Private Account equity investments and (v) repurchasing Company stock. The agreement contains restrictive covenants which require PAG and the Company to maintain certain financial ratios and prohibits "restrictive payments" (including dividends and other payments) from PAG to the Company. Borrowings under the credit agreement are collateralized by assets of PAG and its wholly-owned subsidiaries and guaranteed by the Company. At March 31, 1998 the Company had borrowings of approximately $14.8 million outstanding under the Credit Agreement, and approximately $20.2 million additional borrowings available.


The Company, through its wholly owned discontinued mortgage subsidiaries, owns mortgage loans and foreclosed real estate. The Company's investments in these loans and foreclosed real estate are funded with the Company's borrowings available under the Credit Agreement. Any increase in repurchase loan activity due to the Company's discontinued operations, beyond that forecasted by the Company, may have an adverse effect of the Company's liquidity.

On August 5, 1997, the Company's Board of Directors approved repurchasing up to 750,000 shares of its common stock from time to time in open market transactions. The Company will use cash generated from operations or borrowings obtained under the Credit Agreement to repurchase the shares. As of March 31, 1998, the Company had repurchased 55,650 shares pursuant to this authorization.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held of February 24, 1998, for the purposes of electing two directors to the Company's Board of Directors, each to serve a three year term. At the meeting, a quorum being present, votes cast in the election of directors were as follows:


   Nominee         Vote For     Vote Against    Vote Withheld   Broker Non Votes

John Cotton       3,127,634          0             3,050               0
Paul Renze        3,127,634          0             3,050               0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Second Amendment to Second Amended and Restated Credit Agreement, dated March 2, 1998, between PAG, and the Company and First Bank National Association.

         27.0  Financial Data Schedules


(b)      Reports on Form 8-K.

         None

         After the quarter ended March 31, 1998, the Company filed one Current Report on Form 8-K relating to an event on April 6, 1998, which was the date the Company's Board of Directors authorized a 50% stock dividend to be accounted for as a 3 for 2 stock split.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PILGRIM AMERICA CAPITAL CORPORATION



Date:  May 7, 1998                  \S\ James R. Reis
                                   ---------------------------------------------
                                   James R. Reis
                                   Vice-Chairman and Chief Financial Officer
                                   (Principle Accounting Officer)
                                       13