Form 10-Q
period 1998-06-30
PILGRIM AMERICA CAPITAL CORP
filed 1998-08-10
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                         Commission File Number 0-19799


                       PILGRIM AMERICA CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                     86-0670679
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             40 North Central Avenue, Suite 1200, Phoenix, AZ 85004
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  (602) 417-8100
                                                   ------------------

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



          5,747,677 Shares of Common Stock outstanding on July 31, 1998
          -------------------------------------------------------------

                                      INDEX



 PART I.  FINANCIAL INFORMATION                                             Page
                                                                            ----
      Item 1.  Financial Statements

               (a) Condensed Consolidated Financial Statements..............  3

               (b) Notes to Condensed Consolidated Financial Statements.....  6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  9

PART II.  OTHER INFORMATION


      Item 6.   Exhibits and Reports on Form 8-K............................ 13

      Signatures............................................................ 14

        ITEM 1. FINANCIAL STATEMENTS


        PILGRIM AMERICA CAPITAL CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS
        (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      June 30,     September 30,
                                                        1998           1997
--------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                          $  1,159        $    219
  Investments                                          10,048           3,127
  Accounts receivable                                     625             458
  Notes receivable                                      4,070           3,976
  Costs assigned to management contracts acquired,
  less accumulated amortization of $4,201 and $3,233   28,062          29,030
  Furniture, fixtures and equipment, less
  accumulated depreciation of $517 and $370               884             532
  Deferred taxes                                        2,410           6,420
  Deferred acquisition costs, less accumulated
  amortization of $2,430 and $772                      23,059           5,891
 Other assets                                           2,487             994
                                                     --------        --------
TOTAL ASSETS                                         $ 72,804        $ 50,647
                                                     ========        ========
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Net liabilities of discontinued operations         $    510        $    230
  Notes payable                                        21,525           5,475
  Accrued compensation                                  2,044           1,285
  Accounts payable and accrued expenses                 2,038           1,904
                                                     --------        --------
Total liabilities                                      26,117           8,894
                                                     --------        --------
Stockholders' equity:
Common stock, $.01 par value, 10,000,000 shares
  authorized, 8,079,922 and 8,076,022 shares issued
  with 5,747,677 and 5,799,495 shares outstanding
  at June 30, 1998 and September 30, 1997                  81              54
Less: Treasury stock, 2,332,245 and 2,276,527 shares
  at June 30, 1998 and September 30, 1997              (9,376)         (8,623)
Additional paid-in capital                             48,781          48,795
Unrealized gain (loss) on investments, net of tax         (49)            538
Retained earnings                                       7,250             989
                                                     --------        --------
Total stockholders' equity                             46,687          41,753
                                                     --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 72,804        $ 50,647
                                                     ========        ========
--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARES AND  PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                            Three months ended         Nine months ended
                                                 June 30,                  June 30,
                                            1998         1997          1998         1997
                                         -----------------------    ----------------------
Revenue:
  Management and administrative fees     $    6,128   $    4,456   $   16,410   $    12,630
  Private account management fees             2,083           --        3,736            --
  Distribution fees                           2,243          656        4,923         1,675
  Commissions                                 1,475          125        2,290           389
  Investment and other income                   781          457        2,213           731
                                         ----------   ----------   ----------   -----------
         Total revenue                       12,710        5,694       29,572        15,425
                                         ----------   ----------   ----------   -----------
Expense:
  General and administrative                  3,793        1,915        8,689         5,438
  Selling                                     2,761        1,212        6,590         3,667
  Interest expense                              358          112          750           380
  Amortization and depreciation               1,235          571        2,857         1,668
                                         ----------   ----------   ----------   -----------
         Total expense                        8,147        3,810       18,886        11,153
                                         ----------   ----------   ----------   -----------
Earnings from continuing operations
before tax                                    4,563        1,884       10,686         4,272

Income tax (benefit)                          1,884          773        4,425        (5,815)
                                         ----------   ----------   ----------   -----------

Earnings from continuing operations           2,679        1,111        6,261        10,087
                                         ----------   ----------   ----------   -----------
Earnings from operations of
discontinued mortgage business,
net of tax                                       --          413           --           413
                                         ----------   ----------   ----------   -----------

Net earnings                             $    2,679   $    1,524   $    6,261   $    10,500
                                         ==========   ==========   ==========   ===========
Earnings per Common and
Common Equivalent Share

Basic:
  Earnings  from continuing operations   $     0.47   $     0.19   $     1.09   $      1.74
                                         ==========   ==========   ==========   ===========
  Net earnings                           $     0.47   $     0.26   $     1.09   $      1.81
                                         ==========   ==========   ==========   ===========
  Shares used in per share calculation    5,745,056    5,799,195    5,769,332     5,799,195
                                         ==========   ==========   ==========   ===========
Diluted:
  Earnings  from continuing operations   $     0.40   $     0.17   $     0.95   $      1.64
                                         ==========   ==========   ==========   ===========
  Net earnings                           $     0.40   $     0.24   $     0.95   $      1.71
                                         ==========   ==========   ==========   ===========
  Shares used in per share calculation    6,689,529    6,350,117    6,579,967     6,147,090
                                         ==========   ==========   ==========   ===========

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                            For the Nine Months
                                                               Ended June 30,
--------------------------------------------------------------------------------
                                                             1998         1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                               $  6,261    $ 10,500
Adjustments to reconcile net earnings to net cash
 used in operating activities:
  Amortization and depreciation                               2,839       1,668
  Gain on sale of investments                                  (720)         --
  Increase  in accounts receivable                             (261)       (466)
  Increase (decrease) in operating liabilities                  893      (3,088)
  Increase in deferred acquisition costs due to
   subscriptions                                            (19,438)     (3,456)
  Decrease in deferred acquisition costs due to
   redemptions                                                  534         169
  (Increase) decrease in deferred tax asset                   4,402      (5,831)
  Increase  in other operating assets                        (1,493)       (295)
                                                           --------    --------
Net cash used in operating activities                        (6,983)       (799)
                                                           --------    --------
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Pilgrim America Funds                          (709)        (88)
  Proceeds from sale of  Pilgrim America Funds                3,047          --
  Other investments purchased                                (9,500)         --
  Sales of furniture, fixtures and equipment                      9          12
  Purchases of furniture, fixtures and equipment               (514)        (35)
  Cash provided by (used in) discontinued operations            280      (2,103)
                                                           --------    --------
Net cash used in investing activities                        (7,387)     (2,214)
                                                           --------    --------
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of treasury stock                                 (753)         --
  Cash payment of partial shares for stock split                 (2)         --
  Proceeds from purchase of stock options                        15          35
  Term debt borrowing                                        16,050       2,975
                                                           --------    --------
  Net cash provided by  financing activities                 15,310       3,010
                                                           --------    --------
  Net increase (decrease)  in cash and cash equivalents         940          (3)
  Cash and cash equivalents, beginning of period                219         238
                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,159    $    235
                                                           ========    ========
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
  Interest paid                                            $    461    $    372
  Income taxes paid                                              24          95
  Disposal of fixed assets                                       --         583

--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation. The accompanying condensed consolidated financial statements of Pilgrim America Capital Corporation and its subsidiaries (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1997 which are included in the Company's Form 10-K.

The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim America Group, Inc. ("PAG") and PAG's wholly owned subsidiaries, Pilgrim America Investments, Inc.("PAI"), a registered investment advisor, and Pilgrim America Securities, Inc.,("PAS"), a registered broker/dealer (collectively "Pilgrim America"). The condensed consolidated financial statements also include the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp. ("EAMC"), and EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2.

The activities of the Company consist primarily of providing investment management and related services to various open-end and closed-end investment companies operating under the Pilgrim and Pilgrim America names (the "Funds"). The Company also is providing management services for institutional private accounts. The results of operations reported in the condensed consolidated financial statements reflect these investment management activities.

Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represent the fair value of the investment management rights acquired through the acquisition in April 1995 of such management contracts ( the "Acquisition") and also represents the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs from the Acquisition. These amounts are being amortized on a straight-line basis over 25 years.

The Company periodically analyzes costs assigned to management contracts acquired to determine whether any impairment in value has occurred. Based upon anticipated future cash flows from operations, in the opinion of management there has been no impairment.

Deferred Acquisition Costs. The Company pays commissions of up to 4.0% to authorized broker-dealers at the time that Fund shares with contingent deferred sales charges are sold. These payments are capitalized and amortized over a six-year period, which is the period during which the contingent deferred sales charge is effective.

The Company periodically analyzes the recoverability of its Deferred Acquisition Costs ("DAC Asset") by comparison of the carrying amount of the net future cash flows to be received. If necessary, a valuation allowance is recorded to reflect the difference between the carrying amount and the estimated future cash flows.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Income Tax. Deferred tax assets and liabilities are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. The Company recorded an income tax benefit during the nine months ended June 30, 1997 as a result of a change in the valuation allowance for the Company's deferred tax asset. The change in the valuation allowance resulted from management's determination that it is more likely than not that the deferred tax asset will be realized.

Net Earnings Per Common Share. Effective December 31, 1997, the Company implemented Financial Accounting Standard No. 128 "Earnings per Share". This statement provides accounting and reporting standards for earnings per share ("EPS"), simplifies the requirement for calculating EPS, and is compatible with international accounting standards. This statement replaces the presentation of primary EPS with a presentation of basic EPS. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of any entity, similar to fully diluted EPS.

EPS for prior periods have been restated to conform to the requirements of Statement No. 128.

Additionally, the shares outstanding and the net EPS per share data reported for the quarter and nine months ended June 30, 1997, have been restated to give retroactive recognition to a 50% stock dividend accounted for as a 3 for 2 stock split that occurred in the third quarter of Fiscal 1998.

The following is a reconciliation of the basic and diluted EPS computations for the three months ended June 30, 1998 and June 30, 1997:

                                                                 June 30,       June 30,
                                                                  1998           1997
                                                                  ----           ----
                                                                (amounts in thousands,
                                                               except per share amounts)

Earnings for basic and diluted EPS from continuing operations    $2,679          $1,111
                                                                 ======          ======
Net earnings for basic and diluted EPS                           $2,679          $1,524
                                                                 ======          ======
Shares of common stock and common stock equivalents:
   Average number of common shares used in basic computation      5,745           5,799
   Effect of dilutive securities - options                          945             551
                                                                 ------          ------
   Average shares used in diluted                                 6,690           6,350
                                                                 ======          ======
Earnings per share from continuing operations:
   Basic                                                         $ 0.47          $ 0.19
   Diluted                                                       $ 0.40          $ 0.17

Net earnings per share:
   Basic                                                         $ 0.47          $ 0.26
   Diluted                                                       $ 0.40          $ 0.24

The following is a reconciliation of the basic and diluted EPS computations for the nine months ended June 30, 1998 and June 30, 1997:

                                                                 June 30,       June 30,
                                                                  1998           1997
                                                                  ----           ----
                                                                (amounts in thousands,
                                                               except per share amounts)

Earnings for basic and diluted EPS from continuing operations    $6,261         $10,087
                                                                 ======         =======
Net earnings for basic and diluted EPS                           $6,621         $10,500
                                                                 ======         =======
Shares of common stock and common stock equivalents:
   Average number of common shares used in basic computation      5,769           5,799
   Effect of dilutive securities - options                          811             348
                                                                 ------         -------
   Average shares used in diluted                                 6,580           6,147
                                                                 ======         =======
Earnings per share from continuing operations:
   Basic                                                         $ 1.09         $  1.74
   Diluted                                                       $ 0.95         $  1.64

Net earnings per share:
   Basic                                                         $ 1.09         $  1.81
   Diluted                                                       $ 0.95         $  1.71

Private Accounts Management Fees As of June 30, 1998 Company managed approximately $1.4 billion of assets in structured finance products ("Private Accounts") including assets under management during the ramp up period. The Company earns a management fee on these assets, and the Company may be entitled to an additional performance fee. As part of the transactions, the Company has acquired a $10 million equity investment in these Private Accounts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is a holding company that, through its wholly-owned subsidiaries, provides investment management and related services for seven open-end and one closed-end fund (each a "Fund" and collectively the "Pilgrim America Funds" or the "Funds"). The Company also manages assets in Private Accounts. The Company closed its third Private Account transaction on July 8, 1998 with approximately $312 million in assets. The Company acquired $5 million in equity in this Private Account.

RESULTS OF OPERATIONS

The following table presents comparative quarterly data regarding assets under management and Fund sales for the four quarters ended June 30, 1998:

                                                        PILGRIM AMERICA FUNDS
                                                          SELECTED FUND DATA
                                                               ($000,000)
                                ---------------------------------------------------------------------------
                                JUNE 30, 1998    MARCH 31, 1998   DECEMBER 31, 1997 (1)  SEPTEMBER 30, 1997
                                -------------    --------------   ---------------------  ------------------
OPEN-END FUNDS:
  Beginning Assets               $1,508.1           $1,153.3           $  676.0             $  600.0
  Direct Sales                      359.3              307.8              175.1                 66.3
  Direct Redemptions                (51.9)             (48.9)             (62.9)               (22.0)
  Exchanges In (Out)(2)               4.1               (4.1)             353.2                  5.9
  Investment Activities (3)         (33.3)             100.0               11.9                 25.8
                                 --------           --------           --------             --------
  Ending Assets                   1,786.3            1,508.1            1,153.3                676.0

CLOSED-END FUNDS:
  Beginning Assets                1,473.2            1,453.8            1,702.0              1,688.9
  Direct Sales (5)                   71.5               --                 --                   --
  Exchanges In (Out)(2)              --                 --               (354.2)                --
  Investment Activities (3)          29.9               19.4              106.0                 13.1
                                 --------           --------           --------             --------
  Ending Assets                   1,574.6            1,473.2            1,453.8              1,702.0

PRIVATE ACCOUNTS:
  Beginning Assets                  870.0              587.3              230.5                 --
  Sales (4)                         508.5              282.7              356.8                230.5
  Investment Activities (3)          --                 --                 --                   --
                                 --------           --------           --------             --------
  Ending Assets                   1,378.5              870.0              587.3                230.5
                                 --------           --------           --------             --------
Ending Assets Under Management   $4,739.4           $3,851.3           $3,194.4             $2,608.5
                                 ========           ========           ========             ========

(1) The shareholders of Pilgrim America Bank and Thrift Fund approved converting the Fund from a closed-end Fund to an open-end Fund at a meeting on October 31, 1997.
(2) Net exchanges from (to) the Company's sponsored money market fund and the conversion of Pilgrim America Bank and Thrift Fund to an open-end Fund in October 1997.
(3) Investment activities include net investment income, realized gain/(loss), change in appreciation/(depreciation) and net cash distributions to shareholders. Investment activities for closed-end funds include assets acquired using borrowed funds.
(4) The Private Account activity includes assets under management during the period assets were being accumulated.
(5) Registration statements covering securities to be issued pursuant to a Cash Purchase Plan and a Shelf Offering for Prime Rate Trust (the "New Programs") have been filed with the Securities and Exchange Commission and became effective in May 1998.

Quarter Ended June 30, 1998 compared to the Quarter Ended June 30, 1997

Net earnings for the June 30, 1998 quarter amounted to $2.7 million or $0.40 per diluted share compared to net earnings of $1.5 million or $.24 per diluted share for the quarter ended June 30, 1997. Net earnings for the June 30, 1997 quarter consisted of earnings from the Company's continuing investment management business of $1.1 million, or $.17 per diluted share, and earnings from the operations of the discontinued mortgage business of $413,000 or $.07 per diluted share.

REVENUE. Revenue for the June 30, 1998 quarter increased by $7.0 million over revenue for the June 30, 1997 quarter.

Net management and administrative fees, the Company's largest revenue source, increased $1.7 million in the current quarter compared to the June 30, 1997 quarter. Private Account management fees increased $2.1 million in the current quarter compared to the June 30, 1997 quarter during which the Company had not yet begun to engage in Private Account management. Management and administrative fees and Private Account management fees are based on assets under management which averaged $4.2 billion during the current quarter and $ 2.2 billion during the June 30, 1997 quarter.

The conversion of the Pilgrim America Bank and Thrift Fund to an open-end Fund in October 1997, along with higher sales of open-end Funds during the current quarter as compared to the June 30, 1997 quarter resulted in an increase in distribution fees of $1.6 million. Distribution fees are realized from the sale of certain Fund shares.

During the quarter ended June 30, 1998 the Company began selling shares of Pilgrim America Prime Rate Trust under the New Programs. The sales commission received from the sale of these shares along with the increased sales of open-ended Fund shares during the current quarter as compared to the June 30, 1997 quarter resulted in an increase in commission revenue of $1.4 million.

Investment and other income for the June 30, 1998 quarter increased by $324,000, primarily from interest income earned on the new equity investments in the Private Accounts.

EXPENSE. Total expense, excluding amortization, depreciation and interest expense, for the current quarter increased by $3.4 million compared to the June 30, 1997 quarter. This increase in expenses was primarily a result of an increase in general and administrative expenses of $1.9 million due to an increase in personnel and compensation and a $1.5 million increase in selling expenses primarily due to increased Fund share sales.

Interest expense increased $246,000 for the current quarter compared to the quarter ended June 30, 1997 primarily due to increase in borrowings of $15.0 million. (See Liquidity).

Amortization and depreciation expenses increased by $664,000 primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain Fund shares. These commissions are capitalized and amortized over a six-year period.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX. Earnings from discontinued operations, net of tax, had no activity affecting earnings for the current quarter compared to contribution to earnings of $413,000 for the quarter ended June 30, 1997, which was the result of the reduction of certain loss allowances related to that business.

Nine Months Ended June 30, 1998 compared to the Nine Months Ended June 30, 1997

Net earnings for the nine months ended June 30, 1998 were $6.3 million, or $0.95 per diluted share compared to net earnings of $10.5 million or $1.71 per diluted share for the nine months ended June 30, 1997. Net earnings for the June 30, 1997 reporting period consisted of earnings before taxes form the Company's continuing investment management business of $4.3 million, a tax benefit of $5.8 million, and earnings from the operations of the discontinued mortgage business of $413,000.

REVENUE. Revenue for the nine months ended June 30, 1998 increased by $14.1 million over revenue for the nine months ended June 30, 1997.

Net management and administrative fees, the Company's largest revenue source, increased $3.8 million in the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. Private Account management fees increased $3.7 million for the nine months ending June 30, 1998 compared to the nine months ending June 30, 1997 during which the Company had not yet begun to engage in Private Account management. Management and administrative fees and Private Account management fees are based on assets under management which averaged $3.5 billion during the nine months ended June 30, 1998 and $ 2.0 billion during the nine months ended June 30, 1997.

The conversion of the Pilgrim America Bank and Thrift Fund to an open-end Fund in October 1997, along with higher sales of open-end Funds during the nine months ended June 30, 1998 compared to the nine months ending June 30, 1997 resulted in an increase in distribution fees of $3.2 million. Distribution fees are realized from the sale of certain Fund shares.

During the nine months ended June 30, 1998 the Company began selling shares of Pilgrim America Prime Rate Trust in accordance with the New Programs. The sales commission received from the sale of these shares along with the increase of open-ended Funds sales during the current fiscal year as compared to fiscal 1997 resulted in an increase in commission revenue of $1.9 million.

Investment and other income for the nine months ended June 30, 1998 increased by $1.5 million compared to the nine months ended June 30, 1997, primarily from interest income earned on the new equity investments in the Private Accounts and one time gains from the sale of investments in the Funds.

EXPENSE. Total expense, excluding amortization, depreciation and interest expense, for the nine months ended June 30, 1998 increased by $6.2 million compared to the nine months ended June 30, 1997. This increase in expenses was primarily a result of an increase in general and administrative expenses of $3.3 million due to an increase in personnel and compensation and a $2.9 million increase in selling expenses primarily due to increased Fund share sales.

Interest expense increased $370,000 for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 primarily due to an increase in borrowings of $15.0 million. (See Liquidity).

Amortization and depreciation expenses increased by $1.2 million primarily as a result of an increase in the amortization of deferred acquisition costs. Deferred acquisition costs are commissions paid on the sale of certain Fund shares. These commissions are capitalized and amortized over a six-year period.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX. Earnings from discontinued operations, net of tax, had no activity effecting earnings for the current fiscal year compared to $413,000 for fiscal 1997, which was the result of the reduction of certain loss allowance related to that business.

LIQUIDITY

The Company's principal liquidity needs arise in connection with general and administrative expenses, selling expenses, including commissions paid by the Company in connection with the sale of Fund shares, and equity investments made by the Company in connection with the management of Private Accounts. The Company's principal liquidity and capital resources include cash flow from operations and borrowings available at June 30, 1998 under a $35 million credit agreement ("the Credit Agreement"). During the first nine months of fiscal 1998, the Company used $6.3 million in its operations and $8.1 million in its investing activities and $753,000 to repurchase the Company's stock. The Company funded these uses of cash through its financing activities which included $16.0 million from borrowings.

One of the Company's principal uses of cash is the payment of commissions in connection with the sale of the open-end Funds B shares. The Company's payment of these commissions is funded primarily with the Company's borrowings available under the Credit Agreement. The Company also can fund B share sales by selling its DAC Asset which had a balance at June 30, 1998 of $23.1 million. The

Company's inability to borrow funds or sell its DAC Asset could have an adverse affect on the Company's ability to finance the continued sale of open-end Fund B shares. For the nine months ended June 30, 1998, the Company had cash outflows of $19.4 million for the payment of B share commissions.

The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Credit Agreement. The Company's Credit Agreement was amended and restated on July 31, 1998 and allows the Company or the Company's wholly owned subsidiary Pilgrim America Group, Inc ("PAG") to borrow up to $55 million to be used for various purposes including (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge, (iv) financing Private Account equity investments and (v) repurchasing Company stock. The agreement contains restrictive covenants which require PAG and the Company to maintain certain financial ratios and prohibits certain "restricted payments" including dividends by the Company to its shareholders. Borrowings under the Credit Agreement are collateralized by a pledge by the Company of the stock of its wholly owned subsidiary PAG, by a pledge of PAG of the stock of its wholly owned subsidiaries, by a security interest in the assets of the Company, PAG and PAG's wholly owned subsidiaries, and by a guarantee by PAG's wholly owned subsidiary, PAI.

At July 31, 1998 the Company  had  borrowings  of  approximately  $26.1  million
outstanding  under  the  Credit  Agreement  and   approximately   $28.9  million
additional borrowings available.

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

On August 5, 1997, the Company's Board of Directors approved repurchasing up to 750,000 shares of its common stock from time to time in open market transactions. The Company will use cash generated from operations or borrowings obtained under the Credit Agreement to repurchase the shares. As of June 30, 1998, the Company had repurchased 55,650 shares pursuant to this authorization.

                           PART II - OTHER INFORMATION


ITEMS 1. THROUGH  5. ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Third Amended and Restated Credit Agreement

      27.0 Financial Data Schedules

(b)   Reports on Form 8-K.

      None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PILGRIM AMERICA CAPITAL CORPORATION



Date:  August 7, 1998               /s/ James R. Reis
                                    ----------------------------------
                                    James R. Reis
                                    Vice-Chairman and Chief Financial Officer
                                    (Principal Accounting Officer)