Form 10-K405
period 1998-09-30
PILGRIM AMERICA CAPITAL CORP
filed 1998-12-15
CIK 882860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number 0-19799
   September 30, 1998

                             PILGRIM AMERICA CAPITAL
                                   CORPORATION

           Delaware                                      86-0670679
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

                             Two Renaissance Square
                       40 North Central Avenue, 12th Floor
                             Phoenix, Arizona 85004
                                 (602) 417-8100

                        Securities registered pursuant to
                            Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At December 7, 1998, the Registrant had 5,333,477 shares of common stock outstanding. On such date, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $77,775,441.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Materials have been incorporated by reference into this Report from the following documents: Materials from the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Stockholders have been incorporated by reference into
Part III, Items 10, 11,12, and 13.

================================================================================

TABLE OF CONTENTS                                                           PAGE

PART I

Item 1      Business..................................................        3

Item 2      Properties................................................       13

Item 3      Legal Proceedings.........................................       13

Item 4      Submission of Matters to a Vote of
              Security Holders........................................       13

            Executive Officers of the Registrant......................       13

PART II

Item 5      Market for the Registrant's Common
              Stock and Related Shareholder Matters...................       14

Item 6      Selected Consolidated Financial Data......................       15

Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................       19

Item 8      Financial Statements and Supplementary Data...............       24

Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................       45

PART III

Item 10     Directors and Executive Officers of the Registrant........       45

Item 11     Executive Compensation....................................       45

Item 12     Security Ownership of Certain Beneficial Owners
              and Management..........................................       45

Item 13     Certain Relationships and Related Transactions............       45


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.............................................       46

SIGNATURES............................................................       50

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Pilgrim America Capital Corporation ("Pilgrim") is a holding company that, through its wholly owned subsidiaries, provides investment management and related services for seven open-end funds (the "Open-end Funds"), one closed-end fund (the "Closed-end Fund") (each a "Fund" and collectively the "Funds") and five issuers of collateralized debt obligations (the "Private Accounts") as of September 30, 1998. Pilgrim's common stock is traded on the NASDAQ Stock Market National Market System (the "NASDAQ NMS") under the symbol PACC. Pilgrim commenced its investment management operations on April 7, 1995, when it consummated the acquisition (the "Acquisition") of certain of the assets of Pilgrim Group, Inc. (subsequently renamed Atlas Financial Group, Inc.) and its subsidiaries ("Atlas").

         Pilgrim was incorporated as First Western Corporation and changed its name to Express America Holdings Corporation on September 20, 1993 and to Pilgrim America Capital Corporation on April 28, 1997. The term "Company" as used herein refers to Pilgrim and its consolidated subsidiaries. Prior to the Acquisition, the Company, primarily through the activities of Express America Liquidation Corporation, formerly known as Express America Mortgage Corporation ("EAMC"), had been engaged in the mortgage banking business, deriving revenues primarily from mortgage loan servicing and mortgage loan originations. On September 30, 1994, the Company sold substantially all of its mortgage loan servicing assets to NationsBank Mortgage Corporation. On February 28, 1995, the Company announced the discontinuance of all remaining mortgage banking operations. The remaining mortgage banking related assets are being sold. (See
Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for further discussion of discontinued operations.)

         As a part of the Acquisition, the Company paid Atlas and its shareholders $28.1 million and assumed certain liabilities. The Company recorded costs assigned to management contracts acquired in connection with the Acquisition of $32.3 million, which included the purchase price as well as provisions for certain transaction costs related to the Acquisition.

         As a result of the Acquisition, the Company became the manger of five funds: Pilgrim MagnaCap Fund, formerly known as Pilgrim America MagnaCap Fund; Pilgrim High Yield Fund, formerly known as Pilgrim America High Yield Fund; Pilgrim Government Securities Income Fund; Pilgrim Prime Rate Trust, formerly known as Pilgrim America Prime Rate Trust; and Pilgrim Bank and Thrift Fund, Inc., formerly known as Pilgrim America Bank and Thrift Fund, Inc. These Funds had combined net assets of $1.3 billion on the date of the Acquisition. The Company also became a distributor and servicing agent for a money market fund.

         In connection with the Acquisition, the Company formed three new wholly owned subsidiaries: Pilgrim Investments, Inc. ("PII"), a registered investment advisor, which serves as the investment manager for Pilgrim Funds; Pilgrim Securities, Inc. ("PSI"), a broker-dealer registered with the National Association of Securities Dealers, Inc. (the "NASD"), which serves as the distributor of the Funds; and Pilgrim Group, Inc. ("PGI"), the parent of PII and PSI, which subsidiaries were respectively known as Pilgrim America Investments, Inc., Pilgrim America Securities, Inc. and Pilgrim America Group, Inc. until October 30, 1998.

         On September 1, 1995, the Company  introduced three  additional  Funds:
Pilgrim Asia-Pacific Equity Fund, Pilgrim MidCap Value Fund and Pilgrim LargeCap Leaders Fund (these Funds were formerly known as Pilgrim America Masters Asia-Pacific Equity Fund, Pilgrim America MidCap Value Fund and Pilgrim America Masters LargeCap Value Fund, respectively). Each of these Funds has its own investment objectives and policies and originally each Fund was sub-advised by a money manager ("Sub-Advisor") elected by the Company and approved by the applicable Fund Board based on the Sub-Advisor's extensive knowledge and proven experience in its specialized asset class. On October 31, 1997, PII became fully responsible for advising the Pilgrim LargeCap Leaders Fund. Pursuant to investment management agreements between the Company and each Sub-Advisor, the Company pays sub-advisory fees to the Sub-Advisors based on the average annual net assets of the fund managed by each particular Sub-Advisor.

         During 1997, the Company began managing assets for Private Accounts. The Private Accounts are collateralized debt obligations ("CDOs") funded through multiple classes of secured notes issued by a special purpose company. The Company closed its first CDO on November 13, 1997 and closed three additional CDO's through September 30, 1998. Three of the CDOs are invested in both senior floating rate loans and high yield bonds. The other CDO is invested solely in high yield bonds. The Company has also been engaged by a fifth Private Account to manage a portfolio consisting entirely of senior floating rate loans. That transaction is expected to close in December of 1998.

         The Company receives an asset based management fee for its investment management services to Private Accounts, ranging from 0.50% to 0.60%, and is entitled to a maximum additional fee of 0.15% to 0.25% if certain return hurdles are met. The Company also purchased equity investments in each CDO. As of September 30, 1998, CDO assets under management totaled $1.90 billion and the Company's equity investments in CDOs totaled $18.3 million.

         Investment Management Services

         The Company provides investment advisory, distribution and administrative services for the Funds under investment management and administration agreements and distribution plans with each Fund. Pursuant to the investment management agreements, PII provides investment advisory services to each Fund, subject to the authority of each Fund's board of directors or trustees (the "Boards") and to each Fund's fundamental investment objectives, policies and restrictions. The investment management agreements must be approved annually by the Boards of the respective Funds, including a majority of the independent trustees or directors (I.E., those who are not "interested persons" with respect to PII, as defined in section 2(a)(19) of the Investment Company Act of 1940, as amended (the "Investment Company Act")). The agreements generally may be terminated by the Company or the Fund upon 60 days notice without penalty.

         PII provides investment management services to the Private Accounts prior to closing pursuant to a warehouse agreement or an engagement letter, and after closing pursuant to an investment management agreement. PII is appointed as the investment manager at the inception of each transaction for the life of the related CDO, subject to removal at certain times or upon the happening of certain events and for cause. Each CDO is expected to continue for six to ten years (subject to early termination by vote of the investors).

         All invested assets are managed by portfolio managers employed by the Company, except for the Pilgrim MidCap Value Fund and Pilgrim Asia-Pacific Equity Fund, which are managed by Sub-Advisors. The Company's portfolio management staff includes 7 portfolio managers, 5 assistant portfolio managers, 9 analysts, a chief investment officer and a chief credit officer.

         Generally, the Company employs the personnel who serve as officers of the Funds and who manage the day-to-day business operations, including maintaining the portfolio records, answering investor inquiries, providing securities laws and regulations and other administrative activities. The Funds generally pay their own expenses such as legal and auditing fees, board and shareholder meeting costs, Securities and Exchange Commission (the "Commission") and state registration fees and similar expenses. The Private Accounts also pay their own expenses, such as trustee fees, legal fees, accounting service fees and similar expenses.

         Revenues

         Substantially all of the Company's revenues are derived from investment management, administrative and distribution fees which are based on a percentage of assets under management in the Funds and the CDOs. Since the Company's revenues are largely dependent on the total value and composition of assets under management, fluctuations in financial markets and in the composition of assets could significantly affect the Company's revenues and the results of its operations.

The Funds

         The Open-end Funds

         The Open-end Funds are marketed and distributed through PSI in accordance with distribution plans adopted by each Fund pursuant to Rule 12b-1 of the Investment Company Act and the rules of the NASD. Pursuant to the distribution plans, as underwriter to each Fund, PSI receives distribution ("12b-1") fees as compensation or for reimbursement of expenses incurred in connection with the offering, sale and shareholder servicing of each Fund's shares. The 12b-1 fees are limited based upon net assets of the particular Fund and share class sold. The distribution plans must be approved annually by the Boards of the respective Funds, including a majority of the independent directors or trustees. These distribution plans are terminable at any time without notice or penalty. The termination of the distribution plans would result in the loss of 12b-1 fees to the Company.

         PSI distributes the Open-end Funds on a wholesale basis through independent financial professionals, national and regional brokerage firms, and other financial institutions ("Authorized Dealers"). Although the Authorized Dealers have entered into selling agreements with the Company, such agreements (which generally are terminable by either party without penalty) do not legally obligate the Authorized Dealers to sell any specific amount of the Company's investment products (see "Competition and Marketing Strategy" below). PSI wholesalers and their assistants work closely with the Authorized Dealers to assist in selling shares of the Open-end Funds.

         Distribution of Open-end Fund Shares

         All of the Open-end Funds offer Class A, Class B and Class M shares, except Pilgrim Bank and Thrift Fund which offers only Class A and Class B shares. Each share of these classes represents an identical interest in the Funds, but has varying types and amounts of sales and distribution charges.

         Class A shares are offered with a maximum initial sales charge of 5.75% for equity Funds, and 4.75% for fixed income Funds. Sales charges are based on the value of the shares sold. The majority of the sales charge is paid, or re-allowed, to the Authorized Dealers. PSI receives the balance as an underwriting commission of up to .75% of the value of the shares sold. PSI also receives 12b-1 fees from the Funds at an annual rate of .25% to .30% of Class A share average daily net assets.

         Class B shares are offered with no initial sales charge. PSI pays a commission of up to 4.00% to the Authorized Dealer at the time of sale. Such payments are capitalized as deferred acquisition costs ("DAC Asset") and are amortized over a six-year period. The shareholder then pays a contingent sales charge to PSI in the event shares are redeemed within a six-year period from the date of purchase. The Company uses its own funds (which may be borrowed) to pay commissions to Authorized Dealers. The Company recovers the broker commission through a higher 12b-1 fee received from the Funds, which is paid at an annual rate of 1.00% of Class B share average daily net assets.

         On December 11, 1998, PSI sold its September 30, 1998 DAC Asset for $26.5 million, which approximated book value, as well as the right to receive
 .75% annually of the future distribution fees and the contingent deferred sales charges from the related Class B shares. Under the related agreements, the Company will also sell its DAC on future Class B share sales to the purchaser through November 30, 1999. The Purchaser has a right of first refusal on a two year extension thereafter. The Company is required under its existing Credit Agreement (defined below) to use proceeds in excess of $3.0 million from the sale of its DAC Asset to pay down its borrowings under the Credit Agreement and reduce Credit Agreement borrowings by 50% of the proceeds of the sale in excess of $3 million. The Company's credit facility will be reduced by approximately $11.8 million as a result of this transaction.

         Class M shares are offered with a lower initial sales charge than Class A shares. The maximum initial sales charge is 3.5% for equity Funds, and 3.25% for fixed income Funds. As with Class A shares, the majority of this commission is re-allowed to the Authorized Dealer. PSI receives the balance as an underwriting commission of up to .50% of the value of the shares sold. PSI also receives 12b-1 fees from the Funds at an annual rate of .75% of Class M shares average daily net assets.

         Under the Funds' distribution plans, ongoing payments are made by PSI on a quarterly basis to Authorized Dealers for distribution and shareholder servicing, based on each Fund's average annual assets at .25% for Class A shares, .25% for Class B shares, and .40% to .65% for Class M shares. Payments begin in the 13th month following purchase of Class A or B shares and in the 1st month following purchase of Class M shares.

         Each of the Open-end Funds has distinct investment objectives and policies that have been developed as part of the Company's strategy to provide core investments to investors.

         Pilgrim Bank and Thrift Fund seeks long-term capital appreciation with income as a secondary objective by investing primarily in equity securities of regional banks and the bank holding companies of such banks. Management fees for the Fund range from .70% to 1.00% of average annual net assets. Organized in 1986, assets of the Fund at September 30, 1998 were $779.2 million. This Fund converted from a closed-end format to an open-end format on October 20, 1997.

         Pilgrim MagnaCap Fund seeks growth of capital, with income as a secondary consideration, through investing in equity securities determined to be of high quality based upon its "rising dividends" criteria. Management fees for the Fund range from .50% to 1.00% for average annual net assets. Organized in 1969, net assets of the Fund at September 30, 1998 were $389.0 million.

         Pilgrim High Yield Fund seeks a high level of current income, with capital appreciation as a secondary objective, through investing in a diversified portfolio of high-yielding debt securities. Management fees for the Fund are 0.60% of average annual net assets. Organized in 1939, net assets of the Fund at September 30, 1998 were $296.1 million.

         Pilgrim Government Securities Income Fund seeks a high level of current income, consistent with liquidity and preservation of capital, through investing in a portfolio of securities issued or guaranteed by the U.S. Government, or certain of its agencies and instrumentalities. Management fees for the Fund range from .40% to .50% of average annual net assets. Organized in 1984, net assets of the Fund at September 30, 1998 were $39.4 million.

         Pilgrim Asia-Pacific Equity Fund seeks long-term appreciation through investing in the equity securities of companies based in the Asia-Pacific region. Management fees for the Fund are 1.25% of average annual net assets. Organized in July 1995, net assets of the Fund at September 30, 1998 were $21.1 million. The Sub-Advisor of the Fund is HSBC Asset Management Americas, Inc. and HSBC Asset Management Hong Kong Limited (collectively "HSBC"), subsidiaries of HSBC Holdings plc, which was founded as the Hong Kong and Shanghai Banking Corporation in 1865. HSBC manages over $49.0 billion of assets worldwide and its clients primarily include pension funds, institutional investors, and high net worth individuals.

         Pilgrim MidCap Value Fund seeks to provide long-term capital appreciation through investing in equity securities of companies believed to be undervalued and generally having market capitalization of between $200 million and $5 billion. Management fees for the Fund are 1.00% of average annual net assets. Organized in July 1995, net assets of the Fund at September 30, 1998 were $66.3 million. The Sub-Advisor of the Fund is CRM Advisors, LLC ("CRM"), an affiliate of Cramer Rosenthal McGlynn, Inc., which manages $4.0 billion of assets for its clients, which primarily include pension plans, high net worth individuals, foundations, endowment funds, and others.

         Pilgrim LargeCap Leaders Fund seeks to provide long-term capital appreciation through investing in equity securities of companies believed to be undervalued and generally having market capitalizations of at least $5 billion. Management fees for the Fund are 1.00% of average annual net assets. Organized in July 1995, net assets of the Fund at September 30, 1998 were $23.2 million. As of October 31, 1997, the Fund Sub-advisor resigned and was replaced by PII, which became the sole manager of the fund. The Sub-Advisor of the Fund previously was Ark Asset Management Co., Inc. ("Ark"), formerly the institutional investment management division of Lehman Brothers, which was established in 1929.

         The Closed-end Fund

         Pilgrim Prime Rate Trust (the "Trust") seeks as high a level of current income as is consistent with preservation of capital by acquiring interests in senior collateralized corporate loans. Shares of the Trust are traded on the New York Stock Exchange (NYSE:PPR).

         In May 1996, the Trust's shareholders approved permitting the Trust to borrow for investment purposes to the extent permitted under the Investment Company Act. The Trust entered into a credit agreement in May 1996 and entered into an amendment in November 1996 which provided that the Trust could borrow up to $515 million, or approximately 33 1/3% of the Trust's total assets, including assets acquired with borrowed funds. In 1998, the Trust entered into a new financing agreement for $450 million and amended its existing credit agreement to reduce it to $200 million, for a total borrowing capability for the Trust of $650 million.

         Management fees for the Trust are 0.80% and administrative fees range between .10% to .l5% of the Trust's net assets plus borrowings. Organized in 1988, net assets of the Trust at September 30, 1998 were $1.18 billion, and borrowings were $484 million.

         On November 19, 1996, the Trust raised net proceeds of $157 million by issuing 18,122,963 shares of beneficial interest in the Trust pursuant to a one for five non-transferable rights offering (the "Offering"). After the Offering, the Trust increased its borrowings proportionately with the increase in its net assets. Additionally, the Company has agreed to reduce its management fees on assets in the Trust over $1.15 billion to .60% for a period of three years following the Offering.

         In May 1998, the Trust began offering shares under two shelf registration statements; 15,000,000 shares pursuant to its Shareholder Investment Program and privately negotiated transactions, and 10,000,000 shares pursuant to an exclusive distribution agreement which provides for direct issuance to the New York Stock Exchange. All shares sold must create net proceeds to the Trust equal to or greater than Net Asset Value. The Trust has issued all shares under its 10,000,000 share registration statement and is now selling shares under a recently filed registration of 25,000,000 shares. During fiscal year 1998, the Trust raised $146 million through privately negotiated transactions and $16 million through the shareholder investment program.

         Private Accounts

         The Company serves as the Investment Manager for five CDOs. Four of these CDOs have closed as of September 30, 1998, while the fifth is currently accumulating assets in advance of closing (the "Ramp-up Stage"). Management fees for the closed CDOs range from .50% to .60% of average assets. There are also contingent fees that range from .15% to .25% of average assets payable if certain return hurdles are met. Prior to closing, the Company earns a management fee ranging from .385% to .50% of average assets. Assets managed in CDOs at September 30, 1998 were $1.90 billion.

The following table summarizes each Fund as of September 30, 1998, 1997, 1996 and 1995:

                             ASSETS UNDER MANAGEMENT

                               AS OF SEPTEMBER 30,

                                    (IN MILLIONS)                        FEES (IN BASIS POINTS)(1)(2)
                          ------------------------------------    ----------------------------------------
                          1998       1997      1996      1995     Management  Administrative  Distribution
                          ----       ----      ----      ----     ----------  --------------  ------------
OPEN-END FUNDS (7)

Pilgrim MagnaCap
  Fund                  $  389.0  $  380.1  $  269.2  $  215.2    50-100           --           30-100
Pilgrim High Yield
  Fund                     296.1     114.1      30.8      15.6     60(9)           --           25-100
Pilgrim Government
  Securities Income Fund    39.4      29.0      36.0      42.8    40-50            --           25-100
Pilgrim Asia-Pacific
  Equity Fund               21.1      59.8      53.1       1.6     125             --           25-100
Pilgrim MidCap Value
  Fund                      66.3      63.5      11.4       0.9     100             --           25-100
Pilgrim LargeCap Leaders
  Fund (7)                  23.2      29.5      12.2       1.2     100             --           25-100
Pilgrim Bank and Thrift
  Fund (3)                 779.2        --        --        --    70-100           --           25-100
                        --------  --------  --------  --------

Total Open-end Funds     1,614.3     676.0     412.7     277.3
                        --------  --------  --------  --------
CLOSED-END FUNDS

Pilgrim Prime Rate
  Trust (4) (5)          1,663.4   1,354.1   1,048.2     868.0     80             10-15           --
Pilgrim Bank and Thrift
  Fund (3)                    --     347.9     243.6     202.3    70-100           --             --
                        --------  --------  --------  --------

Total Closed-end Funds   1,663.4   1,702.0   1,291.8   1,070.3     --              --             --
                        --------  --------  --------  --------

PRIVATE ACCOUNTS (6)(8)  1,896.0     230.5    --        --         --              --             --
                        --------  --------  --------  --------
TOTAL ASSETS UNDER
MANAGEMENT INCLUDING
BORROWINGS (4)          $5,173.7  $2,608.5  $1,704.5  $1,347.6
                        ========  ========  ========  ========

See explanation of footnotes following table.

(1) Fee varies based upon levels of average net assets. Table includes the current range of fees to which each of the Funds assets are subject.
(2) In 1995, each Open-end Fund, excluding Bank and Thrift, began offering three classes of shares (see "Distribution of Fund Shares" above). The distribution fees for Class A shares, Class B shares and Class M shares are .25% (.30% for Pilgrim MagnaCap Fund), 1.00% and .75%, respectively.
(3) On October 20, 1997, Pilgrim Bank and Thrift Fund became an Open-end Fund. PSI will receive a distribution fee of .25% on Class A shares and 1.00% on Class B shares (see "The Open-end Funds" above).
(4) During the fourth quarter of Fiscal 1996, the Trust began borrowing for investment purposes pursuant to its amended fundamental investment policies approved by its shareholders on May 2, 1996. Borrowings at September 30, 1998 and September 30, 1997 were $484.0 million and $319.0 million, respectively. Additionally, effective May 1998, the Trust began issuing shares under two separate shelf registration statements, whereby the net proceeds received by the Trust from share sales may not be less than the greater of (i) the NAV per share or (ii) 94% of the average daily market price over the relevant pricing period.
(5) In connection with the Offering completed on November 16, 1996 (see "The Closed-end Fund" above), the Company has agreed to reduce its management fee on net assets plus borrowings of the Trust over $1.15 billion to .60% for a period of three years following the Offering.
(6) Including $202.6 million and $230.5 million of assets under management in Private Accounts which had not closed as of September 30, 1998 and September 30, 1997, respectively. Such transactions were in ramp up stages at those dates. As of December 7, 1998 the fifth transaction was still in the ramp-up stage.
(7) Effective November 16, 1998, the name "America" has been removed from the title of each Fund (except Pilgrim Government Securities Income Fund). Also, the Pilgrim LargeCap Fund is now known as Pilgrim LargeCap Leaders Fund.
(8) Each Private Account contains a tiered management fee structure payable to the Company based on assets under management and expected performance levels. On closed transactions, a base and a secondary management fee are paid to the Company on a current basis and on a combined basis ranges from .50% to .60% of assets under management. There is also a contingent management fee of up to 0.25% payable to the Company when certain return hurdles are met within the related Private Account. In most instances, the hurdle is not expected to be met for several years after the inception of the related Private Account. The Company accrues as revenue the net present value of earned contingent management fees expected to be received on each Private Account. Prior to closing, the Company earns a management fee ranging from .385% to .50%.
(9)  In effect on September 30, 1998.

The following table presents comparative yearly data regarding Fund activity:

RESULTS OF OPERATIONS

                                         For the Years ended September 30,
                                                  (In millions)
                                      1998        1997        1996        1995
                                      ----        ----        ----        ----
OPEN-END FUNDS:
   Beginning assets                $  676.0    $  412.7    $  277.3    $  265.4
   Direct sales                     1,074.0       249.7       121.6         9.0
   Direct redemptions                (255.3)      (85.3)      (39.1)      (21.4)
   Exchanges in (out)(1)               (9.6)        4.1        (5.0)        1.9
   Bank and Thrift Fund
     conversion (2)                   354.2          --          --          --
   Investment activities (3)         (225.0)       94.8        57.9        22.4
                                   --------    --------    --------    --------
   Ending assets                    1,614.3       676.0       412.7       277.3
                                   --------    --------    --------    --------

CLOSED-END FUNDS:
   Beginning assets                 1,702.0     1,291.8     1,070.3     1,031.7
   Direct sales (4)                   158.4       157.8          --          --
   Bank and Thrift Fund
     conversion (2)                  (354.2)         --          --          --
   Investment activities (3)          157.2       252.4       221.5        38.6
                                   --------    --------    --------    --------
   Ending assets                    1,663.4     1,702.0     1,291.8     1,070.3
                                   --------    --------    --------    --------

PRIVATE ACCOUNTS:
   Beginning assets                   230.5          --          --          --
   Additions (5)                    1,665.5       230.5          --          --
                                   --------    --------    --------    --------
   Ending assets                    1,896.0       230.5          --          --
                                   --------    --------    --------    --------

   Ending assets under management  $5,173.7    $2,608.5    $1,704.5    $1,347.6
                                   ========    ========    ========    ========
----------

(1)  Net exchanges from (to) the Company's  sponsored  money market fund.
(2) Pilgrim Bank and Thrift converted from a Closed-end Fund to an Open-end Fund on October 20, 1997.
(3) Investment activities include net investment income, realized gain/(loss), change in appreciation/(depreciation) and net cash distribution to shareholders. Investment activities for Closed-end Funds include assets acquired using borrowed Funds.
(4) Registration statements covering securities to be issued pursuant to a Cash Purchase Plan and a Shelf Offering for Prime Rate Trust have been filed with the Securities and Exchange Commission and became effective in May 1998.
(5) The Private Account activity includes assets under management during the Ramp-up Stage.

         Regulation

         Virtually all aspects of the Company's business are subject to various federal and state laws and regulations. PII is registered as an investment advisor with the Commission under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and is registered under applicable state securities laws. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary, record keeping, operational and disclosure obligations.

         PSI is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and under all applicable state securities laws. PSI is a member of the NASD and the Securities Investor Protection Corporation. PSI is also subject to the Commission's net capital rules designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from PSI. PSI's regulatory net capital currently exceeds such minimum net capital requirements.

         Each of the Pilgrim Funds is registered under the Investment Company Act. The shares of each Fund are registered with the Commission under the Securities Act of 1933, as amended, and the shares of each Fund are qualified (or are exempt) for sale under applicable state securities laws in all states and in the District of Columbia in which shares are sold. The Funds have also elected to be taxed as regulated investment companies ("RIC's") under Sub-chapter M of the Internal Revenue Code of 1986, as amended, in order to pass investment income and capital gains to their shareholders without the funds incurring federal income taxes on such amounts distributed. In order to qualify as a RIC, there are numerous requirements imposed on the Funds, including diversification, distribution, and income character qualifications.

         The foregoing federal and state laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its business in the event it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include limitations on the Company's business activities for specified periods of times, revocation or suspension of investment advisor or broker-dealer registrations, the suspension or expulsion from the securities business of the Company, its subsidiaries, officers or employees, and other censures, sanctions or fines.

         Competition and Marketing Strategy

         The investment management business and the mutual fund industry in particular are highly competitive. In the United States, there are over 10,000 mutual funds, many with several classes of shares, of varying sizes and investment objectives and policies whose shares are being offered to the public by investment management firms, broker-dealers, and insurance companies, many of whom also offer investment alternatives other than mutual funds. Many of these financial services firms have substantially greater resources and assets under management, and provide a broader array of investment products and services, than does the Company.

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

         The Company's continued success in marketing the Pilgrim Funds will be highly dependent on penetration of the retail distribution systems of Authorized Dealers, which generally offer numerous competing internally and externally managed investment products, as well as investment performance of the Company's Funds relative to the performance of other funds competing in the same asset classes. The inability to compete effectively with other investment products could have a material adverse effect on the Company's business.

         The Company also intends to continue adding assets in Private Accounts. Typically, Private Account management services are marketed through certain broker dealer firms primarily to institutional clients. The Company has been successful in increasing assets in Private Accounts because of Pilgrim's perceived high quality investment management capabilities in the senior floating rate loan and high yield bond asset classes, as well as the Company's business relationships with certain broker dealer firms.

         The Company's continued success in marketing its Private Account investment management services is highly dependent on the continuance of its perceived stature as a quality manager of the related asset classes as well as the continuance of its relationship with broker dealer firms with whom it has conducted Private Account transactions. Additionally, continued success is dependent on the performance of the particular asset classes which are managed by the Company and the resulting market demand for the related management services of such asset classes.

         The Company also may increase assets through acquisition of investment management firms and investment advisory agreements. From time to time, the Company reviews acquisition prospects and may engage in discussions or negotiations that could lead to acquisitions.

         Year 2000

         Many companies have a "Year 2000 Problem." This problem arises because many computer programs only recognize two-digit years-00 to 99. Unless this is modified, these programs will not be able to function properly in the year 2000.

         The Company is working to ensure that its operating and processing systems will, along with those of its service providers, continue to function properly when the year 2000 arrives. The Company has developed and is implementing a comprehensive plan to complete all internal system conversions by the second Quarter of Fiscal 1999. A significant part of the plan involves upgrading current software to newer versions which are fully Year 2000 compliant. To date, most of the Company's current software systems are fully compliant. Based on this plan, it is estimated that incremental expenses to the Company for the Year 2000 project will not have material impact on the Company's operations or financial results. In addition, the Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. The Company has been advised in writing by its mission critical third party vendors as to the status of their efforts to become year 2000 compliant and the Company will continue to contact these vendors to monitor their status of completing their Year 2000 compliance. These mission critical third party providers include those that provide custody, transfer agency, accounting and administrative services for the Funds, and their written correspondence has indicated that they are addressing this problem and do not expect that it will materially adversely affect their operations.

         The Company is developing a contingency plan ("the Plan") to address the Company's need to be prepared if the Company or one of its primary third party vendors fails to be Year 2000 compliant on January 1, 2000. The Company will have this written plan in place by January 31, 1999. The scope of the Plan includes mission critical systems, physical facilities, and the Company's communication systems. The Plan will provide the Company guidance should it or any of the Company's primary third party vendors fail to meet its goals to be Year 2000 compliant.

         Employees

         At September 30, 1998, the Company had 112 full time employees, including 40 sales and marketing employees, 34 portfolio management employees, and 38 general and administrative employees. Ninety-five employees were employed at the Company's headquarters in Phoenix, Arizona. The Company's employees are not represented by any collective bargaining agreement, and management believes that it maintains good relationships with its employees.

ITEM 2. PROPERTIES

         The principal executive and administrative offices of the Company occupy approximately 29,000 square feet of commercial office space in Phoenix, Arizona under a lease expiring August 31, 2005. The Company also has committed to lease 9,700 square feet of additional office space under this lease no later than August 31, 1999.

         The Company also leases approximately 24,000 square feet of office space in Los Angeles, California under a lease assumed as part of the Acquisition (see "Item 1. Business-General"). This space was sublet in connection with the relocation of the Company's operations in Phoenix, Arizona during 1995. The lease and related sublease expire on May 31, 2000.

         The  Company  does not own any real estate  except for its  interest in
real  estate  held  in  connection  with  its   discontinued   mortgage  banking
operations.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party from time to time to actions and proceedings incident to its business. Management does not believe that any existing actions or proceedings will, in the aggregate, have a material adverse effect on the business financial conditions or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Report.

Executive Officers of the Registrant

         Set forth below is information respecting the names, ages, positions and offices with the Company of the executive officers of the Company at September 30, 1998 who are not continuing directors or nominees. Information respecting the executive officers of the Company who are continuing directors and nominees is set forth in Item 10 of this report.

         James R. Reis, 41, has served as an executive officer of the Company in the position of Vice Chairman and Chief Financial Officer since December 1993, Secretary from November 1994 to April 1995, and as President and Chief Financial Officer from its formation to December 1993. Mr. Reis serves as Executive Vice President, Chief Credit Officer and Assistant Secretary of the Trust. Mr. Reis serves as Vice Chairman and Director of PSI, PII and PGI and as Executive Vice President of each of the Funds since April 1995. Mr. Reis has served as EAMC's Vice Chairman since April 1993, its Secretary from May 1991 to April 1995, as Executive Vice President from May 16, 1991 until December 1993, and as Chief Financial Officer of EAMC from May 16, 1991 until September 1992. Mr. Reis is a certified public accountant.

         James M. Hennessy, 49, has served as Executive Vice President (and prior to May 1998 as Senior Vice President) and Secretary of the Company, PSI and of each of the Funds, and Executive Vice President (and prior to May 1998 as Senior Vice President) of PII and PGI, since May 1995 and Secretary of PII and PGI since July 1995. Mr. Hennessy has served as General Counsel of the Company since September 1995 and also as Executive Vice President (and prior to May 1998 as Senior Vice President) of EAMC (June 1992 to August 1994 and since April
1995) and Secretary since April 1995. Mr. Hennessy also served from January 1990 to June 1992 as President of Beverly Hills Securities Corp., a mortgage bank acquired by the Company in June 1992.

         Stanley Vyner, 48, has served as President and Chief Executive Officer of Pilgrim Investments, Inc. since August 16, 1996. He served as Chief Executive Officer of HSBC Asset Management Americas, Inc. until December of 1995, and prior to that was the Chief Executive Officer of HSBC Life Assurance Co., the largest provider of retirement services in Hong Kong where Mr. Vyner worked for nearly 11 years. An actuary by profession, Mr. Vyner earned his Honors Degree in Economics from Edinburgh University, UK. He is a Fellow of the Faculty of Actuaries.

         Robert Boulware, 42, has served as President and Chief Executive Officer of Pilgrim Securities, Inc. since November 1996. Previously Mr. Boulware served as Executive Vice President and Chief Operating Officer of PSI. He has also served the Company in various sales and marketing positions since April 1995. From 1992 to 1995, Mr. Boulware served in various management positions with EAMC. Prior to joining the Company, he served as Vice President at Bank of America from 1990-1992 and as President and CEO in his last position with Wesav Financial Corporation from 1987-1990.

         Howard Tiffen, 50, has served as Senior Vice President of Pilgrim Group, Inc. and President and Chief Operating Officer of Pilgrim Prime Rate Trust since July 1997. He has been the Senior Portfolio Manager of the Trust since December 1995. Previously, Mr. Tiffen also served as a Lending Officer of Bank of America from April 1982 to November 1995.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Following the Company's initial public offering on March 17, 1992, the Company's Common Stock has been traded on the NASDAQ NMS, under the symbol FWCO until September 20, 1993, and under the symbol EXAM until April 28, 1997, and PACC since such date.

         The following table sets forth, for the fiscal periods shown, the high and low per share sale prices of the Company's Common Stock, as reported by the NASDAQ NMS. The prices have been adjusted to reflect a 3 for 2 stock split that was effective after the close of business on April 30, 1998:

         Fiscal Year Ended September 30, 1997      High        Low
         ------------------------------------      ----        ---

         First Quarter                            $ 4.67      $ 3.75
         Second Quarter                             7.08        4.58
         Third Quarter                             10.42        6.00
         Fourth Quarter                            13.83        9.33

         Fiscal Year Ended September 30, 1998
         ------------------------------------

         First Quarter                            $16.50      $11.33
         Second Quarter                            23.25       11.67
         Third Quarter                             27.00       14.67
         Fourth Quarter                            28.38       16.75

         The number of stockholder accounts of record of the Common Stock as of December 7, 1998 was approximately 322. The Company believes that there are more than 2,000 beneficial owners of its Common Stock. The Company's stock price closed at $21.00 per share on December 7, 1998.

         The Company has not paid dividends on its Common Stock. It is the present policy of the Company's Board of Directors to retain earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, earnings, terms of credit agreements (which prohibit "restricted payments" -- see Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources), and liquidity of the Company as well as other factors the Company's Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following two tables of selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto included elsewhere herein. The first table presents selected data from the Consolidated Financial Statements and other data related to the Company's continuing investment management business. Operations of the mortgage banking business, which were discontinued as of February 28, 1995, are presented on a condensed basis therein, as they are in the Company's consolidated financial statements, in accordance with generally accepted accounting principles for discontinued operations.

         The second table is presented by management to provide expanded information as to the operations of the discontinued mortgage banking business. The Company announced the discontinuance of its mortgage banking operations on February 28, 1995. The selected data from this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to periods prior to discontinuance of the mortgage banking operations.

                       PILGRIM AMERICA CAPITAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (dollars in thousands, except share data)

                                                       YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                       1998         1997         1996         1995        1994
                                       ----         ----         ----         ----        ----
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues .........................  $   43,301   $   21,288   $   14,485   $    6,363   $       --
Expenses .........................      27,448       14,936       15,887        6,913           --
                                    ----------   ----------   ----------   ----------   ----------
Earnings (loss) from continuing
 operations before taxes .........      15,853        6,352       (1,402)        (550)          --
Income taxes (benefit) ...........       6,546       (4,959)      (1,750)          --           --
                                    ----------   ----------   ----------   ----------   ----------
Earnings (loss) from  continuing
 operations ......................       9,307       11,311          348         (550)          --
Earnings (loss) from operations of
 discontinued mortgage business ..          --          413           --          (14)      (8,490)
Loss on discontinuance of mortgage
 operations ......................          --           --           --       (5,307)          --
                                    ----------   ----------   ----------   ----------   ----------
Net earnings (loss) ..............  $    9,307   $   11,724   $      348   $   (5,871)  $   (8,490)
                                    ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE:
Basic earnings (loss) from
 continuing operations(1) ........  $     1.62   $     1.95   $     0.05   $    (0.07)  $       --
                                    ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) from
 continuing operations(1) ........  $     1.40   $     1.81   $     0.05   $    (0.07)  $       --
                                    ==========   ==========   ==========   ==========   ==========
Basic net earnings (loss)(1) .....        1.62         2.02         0.05        (0.79)       (1.05)
                                    ==========   ==========   ==========   ==========   ==========
Diluted net earnings (loss)(1) ...  $     1.40   $     1.87   $     0.05   $    (0.79)  $    (1.05)
                                    ==========   ==========   ==========   ==========   ==========
Basic shares used in per share
 calculations(1) .................   5,752,584    5,793,891    7,300,106    7,425,066    8,066,790
                                    ==========   ==========   ==========   ==========   ==========
Diluted shares used in per share
 calculations(1) .................   6,637,605    6,260,799    7,300,106    7,425,066    8,066,790
                                    ==========   ==========   ==========   ==========   ==========
CONSOLIDATED BALANCE SHEET
 DATA (AT PERIOD END):
Total assets(2) ..................  $   83,495   $   50,647   $   42,555   $   43,495   $   44,721
                                    ==========   ==========   ==========   ==========   ==========
Net assets (liabilities) of
 discontinued operations .........  $     (505)  $     (230)  $   (3,392)  $   (4,138)  $   35,590
                                    ==========   ==========   ==========   ==========   ==========
Redeemable preferred stock .......  $       --   $       --   $       --   $      338   $    1,015
                                    ==========   ==========   ==========   ==========   ==========
Total stockholders' equity .......  $   46,564   $   41,753   $   29,788   $   35,722   $   43,601
                                    ==========   ==========   ==========   ==========   ==========
Assets under management...........  $5,173,700   $2,608,500   $1,704,500   $1,347,600   $       --
                                    ==========   ==========   ==========   ==========   ==========

----------
See explanation of footnotes following the tables.

                       PILGRIM AMERICA CAPITAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                             DISCONTINUED OPERATIONS
                    (dollars in thousands, except share data)


                                            YEAR ENDED SEPTEMBER 30,
                                   ------------------------------------------
                                   1998    1997      1996     1995       1994
                                   ----    ----      ----     ----       ----
DISCONTINUED OPERATIONS:
Revenues:
  Loan administration .........  $   --  $     --   $   --  $    139   $ 23,442
  Loan origination ............      --        --       --      (225)     3,573
  Interest income .............      --        --       --     1,983     20,598
  Warehouse interest expense ..      --        --       --    (1,090)   (12,906)
  Gain on sale of servicing
   rights......................      --        --       --     2,074     40,877
  Other income ................      --        --       --       239        871
                                 ------  --------   ------  --------   --------
     Total revenues ...........      --        --       --     3,120     76,455
Expenses:
  Personnel ...................      --        --       --     3,322     26,517
  Amortization of purchased
   servicing rights ...........      --        --       --        66     10,640
  Write off of goodwill .......      --        --       --        --      6,649
  Other interest expense ......      --        --       --       145      5,248
  Other operating expenses ....      --      (693)      --     2,618     26,643
  Restructuring charges .......      --        --       --        --      5,050
                                 ------  --------   ------  --------   --------
     Total expenses ...........      --      (693)      --     6,151     80,747
                                 ------  --------   ------  --------   --------
Earnings (loss) before
  income taxes (benefit) and
  extraordinary item ..........      --       693       --    (3,031)    (4,292)
Income taxes (benefit) ........      --       280       --    (3,017)     2,942
                                 ------  --------   ------  --------   --------
Earnings (loss) before
  extraordinary item ..........      --       413       --       (14)    (7,234)
Extraordinary loss on early
  extinguishment of debt ......      --        --       --        --     (1,256)
                                 ------  --------   ------  --------   --------
EARNINGS (LOSS) FROM
OPERATIONS OF DISCONTINUED
MORTGAGE BUSINESS..............  $   --  $    413   $   --  $    (14)  $ (8,490)
                                 ======  ========   ======  ========   ========
Diluted Earnings (loss)
 before extraordinary item
 per share(1)..................  $   --  $   0.06   $   --  $     --   $  (0.90)
                                 ======  ========   ======  ========   ========
Diluted Earnings (loss) per
 share of common stock(1)......  $   --  $   0.06   $   --  $     --   $  (1.05)
                                 ======  ========   ======  ========   ========

                       PILGRIM AMERICA CAPITAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                      DISCONTINUED OPERATIONS - (Continued)
                    (dollars in thousands, except share data)


                                            YEAR ENDED SEPTEMBER 30,
                                  -------------------------------------------
                                  1998    1997     1996      1995        1994
                                  ----    ----     ----      ----        ----
Consolidated Balance Sheet
DATA (AT PERIOD END):
Mortgage loans held for sale ..   $396   $1,128   $3,516   $  2,352   $   95,993
Purchased servicing net .......     --       --       --         --          763
Total assets ..................    396    1,128    3,673      5,538      111,260
Notes payable .................     --       --    1,320         --       49,025
Total liabilities .............    901    1,358    7,065      9,676       75,670
SELECTED OPERATING DATA:
Volume of loans originated ....     --       --       --    199,895    3,616,990
Loan servicing portfolio
 (at period end)(3) ...........     --       --       --    171,861      429,304


The following footnotes relate to the preceding tables of Selected Consolidated Financial Data:

(1) Shares used in the calculation of earnings per share have been retroactively adjusted to account for a 50% dividend issued in the form of a 3 for 2 stock split that took place in Fiscal 1998 and the requirements of statement of Accounting Financial Standards Number 128.

(2)  Total assets in 1994 were assets of the discontinued mortgage operations.

(3) Includes loans held for sale and loans serviced pursuant to sub-servicing agreements. At September 30, 1994, the Company sub-serviced loans with an aggregate principal balance of $3.2 million. No loans were sub-serviced by the Company after the year ended September 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         General Overview. For the fiscal year ended September 30, 1998 ("Fiscal 1998"), the Company recorded net earnings of $9.3 million or $1.40 per diluted share or $1.62 per basic share, compared to net earnings for the fiscal year ended September 30, 1997 ("Fiscal 1997") of $11.7 million or $1.87 per diluted share or $2.02 per basic share (of which $11.3 million or $1.81 per diluted share or $1.95 per basic share was from the continuing operations of its investment management business). For the fiscal year ended September 30, 1996 ("Fiscal 1996"), the Company recorded net earnings of $348,000 or $.05 per diluted share or $0.05 per basic share, all of which was from continuing operations. The Company commenced its investment management operations on April 7, 1995 when it consummated the Acquisition of certain investment management assets. On February 28, 1995, the Company announced the discontinuance of its remaining mortgage banking operations (see "Item 1. Business-General").

         An income tax liability of $6.5 million was recorded in Fiscal 1998 compared to a tax benefit of $5.0 million in Fiscal 1997. The Company recorded the $5.0 million benefit in Fiscal 1997 because it was believed that it was more likely than not that it would generate sufficient taxable income to allow for the realization of its deferred tax asset. As of September 30, 1998, the Company had net operating loss carryforwards of $1.3 million, which are available to offset future taxable income through fiscal years ending September 30, 2011.

         Provisions of the Internal Revenue Code under Section 382 may, under certain circumstances, restrict the ability of the Company to utilize its net operating loss carryovers. Generally, these provisions apply upon the occurrence of a change in control, which is deemed to occur if the cumulative percentage ownership change of a company's common shares is greater than 50 percent during a prescribed measurement period. As the Company had substantially utilized its net operating loss carryforwards by September 30, 1998, it is not anticipated that those provisions will impact the Company's ability to fully utilize the remaining $1.3 million net-operating losses.

         Due to the Acquisition and the discontinuance of its mortgage banking operations in Fiscal 1995, the Company's results of continuing operations are discussed herein separately from the results of the Company's discontinued mortgage-banking operations.

         Investment Management (Continuing) Operations

         Year ended September 30, 1998 compared to Year ended September 30, 1997

         Revenues for Fiscal 1998 totaled $43.3 million, an increase of $22.0 million over Fiscal 1997 revenues. The major components of the Company's revenues are management and administrative fees, distribution fees and Private Account management fees. Management and administrative fees for Fiscal 1998, net of sub-advisory fees of $536,000 (see "Item 1. Business-General"), were $22.9 million, an increase of $5.6 million over Fiscal 1997 management and administrative fees which were net of sub-advisory fees of $644,000. These fees are based on the average annual net assets of the Funds (plus borrowings in the Trust) (see "Item 1. Business-General the "Funds"). Assets of the Funds totaled $3.28 billion at September 30, 1998 versus $2.38 billion at September 30, 1997, an increase of $900.0 million. Distribution fees were $7.4 million for Fiscal 1998, an increase of $4.9 million over Fiscal 1997. Distribution fees are based on the average annual net assets of the Company's Open-end Funds, which totaled $1.61 billion as of September 30, 1998 compared to $676.0 million as of September 30, 1997, an increase of $934.0 million, including a $354.2 increase in assets in October 1997 when the Pilgrim Bank and Thrift Fund was converted from a Closed-end Fund to an Open-end Fund. Private Account management fees were $6.3 million, an increase of $6.2 million over Fiscal 1997. Private Account management fees are based on the assets managed by the Company in CDOs which totaled $1.90 billion as of September 30, 1998 compared to $230.5 million as of September 30, 1997, an increase of $1.67 billion.

         The increase of $2.57 billion in assets under management at September 30, 1998 resulted primarily from a net decrease of $112.4 million in market value of managed assets and an increase in Pilgrim Prime Rate Trust borrowings of $165.0 million (borrowings) and an increase in the new Private Account assets of $1.67 billion. Additionally, direct sales of Open-end Funds accounted for $1.07 billion of the increase, and direct sales of Pilgrim Prime Rate Trust accounted for $158.4 million, while redemptions (including net exchange into the Company's money market fund and the Bank and Thrift conversion) totaled $264.9 million and distributions paid in cash to shareholders of both Open-end and Closed-end Funds totaled $116.1 million.

         The Company's operating expenses of $27.4 million for Fiscal 1998, an increase of $12.5 million over Fiscal 1997, include general and administrative expense, selling expense, interest expense and depreciation and amortization. General and administrative expense, which totaled $12.7 million and $7.3 million in Fiscal 1998 and 1997, respectively, includes compensation and related expenses, occupancy and other operating expenses related to the Company's investment management operations and general corporate operations. Additionally, pursuant to investment management agreements between the Company and certain of the Funds, the Company has agreed to limit certain expense ratios of such Funds, and reimburses the Funds for amounts that exceed specific ratios. During Fiscal 1998 and Fiscal 1997, such reimbursement expenses totaled $877,000 and $742,000, respectively, and are included in general and administrative expense.

         Selling expenses are related to the distribution of the Open-end Funds and the Closed-end Funds, and include salaries of sales and marketing personnel, costs related to the production of marketing materials, and commissions and fees paid to various Authorized Dealers in connection with the sale of Fund shares. Selling expenses were $9.2 million in Fiscal 1998 compared to $4.9 million in Fiscal 1997. The $4.3 million increase in selling expense was due to an increase in sales staff as the Company expanded its sales territories to support the increase in the sales of the Fund shares in Fiscal 1998.

         Interest expense was $1.2 million and $505,000 for Fiscal 1998 and Fiscal 1997, respectively. The increase in interest expense was primarily due to the Company's increase in borrowings, which were $30.4 million as of September 30, 1998 compared to $5.5 million as of September 30, 1997. The increase in the Company's borrowings resulted from the increase in commissions paid on B shares and the equity investments made in CDOs by the Company beginning in Fiscal 1998.

         Amortization and depreciation of $4.3 million in Fiscal 1998, an increase of $2.0 million over Fiscal 1997, was primarily due to the amortization of deferred acquisition costs which consists of commissions paid to Authorized Dealers in connection with the sale of Class B share sales (see "Item 1. Business-Distribution of Open-end Fund Shares").

         Year Ended September 30, 1997 compared to Year Ended September 30, 1996

         Revenues for Fiscal 1997 totaled $21.3 million, an increase of $6.8 million over Fiscal 1996 revenues. The major components of the Company's revenues are management and administrative fees and distribution fees. Management and administrative fees for Fiscal 1997, net of sub-advisory fees of $644,000 (see "Item 1. Business-General"), were $17.3 million, an increase of $4.8 million over Fiscal 1996 management and administrative fees which were net of sub-advisory fees of $387,000. These fees are based on the net average assets of the Funds (see "Item 1. Business - Pilgrim Funds"). Net assets of the Funds totaled $2.38 billion at September 30, 1997 versus $1.70 billion at September 30, 1996, an increase of $680.0 million. Distribution fees were $2.5 million for Fiscal 1997, an increase of $1.3 million over Fiscal 1996. Distribution fees are based on the net assets of the Company's Open-end Funds, which totaled $676.0 million as of September 30, 1997 compared to $412.7 million at September 30, 1996, an increase of $263.3 million.

         The increase in assets of $904.0 million at September 30, 1997 resulted primarily from a $487.8 million increase in the market value of managed Fund assets and an increase in Pilgrim Prime Rate Trust borrowings of $140.0 million and the new Private Account assets of $230.5 million. Additionally, direct sales of Open-end Funds accounted for $249.7 million of the increase, while redemptions (including net exchange into the Company-sponsored money market fund) totaled $81.2 million and distributions paid in cash to shareholders of both Open-end and Closed-end Funds totaled $122.8 million.

         The Company's operating expenses of $14.9 million for Fiscal 1997, a decrease of $1.0 million over Fiscal 1996, include general and administrative expense, selling expense, interest expense and amortization and depreciation. General and administrative expense, which totaled $7.3 million and $7.2 million in Fiscal 1997 and Fiscal 1996, respectively, includes compensation and related expenses, occupancy and other operating expenses related to the Company's investment management operations and general corporate operations. Additionally, pursuant to investment management agreements between the Company and certain of the Funds, the Company has agreed to limit certain expense ratios of such Funds, and reimburses the Funds for amounts that exceed specified ratios. During Fiscal 1997 and Fiscal 1996, such reimbursements totaled $742,000 and $606,000, respectively, and are included in general and administrative expense.

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

         Interest expense was $505,000 and $137,000 for Fiscal 1997 and Fiscal 1996, respectively. The increase in interest expense was primarily due to the Company's increase in borrowings, which were $5.5 million as of September 30, 1997 compared to $3.6 million as of September 30, 1996.

         Amortization and depreciation of $2.3 million in Fiscal 1997, an increase of $275,000 over Fiscal 1996, was primarily due to the amortization of deferred acquisition costs which consists of commissions paid to Authorized Dealers in connection with the sale of Class B share sales (see "Item 1. Business-Distribution of Open-end Fund Shares").

         Mortgage Banking (Discontinued) Operations

         The Company announced the discontinuance of its mortgage banking operations on February 28, 1995 (the "Announcement Date"). The activities of the Company's mortgage banking operations have been reflected as "Earnings (loss) from operations of discontinued mortgage business, net of tax" in the Company's consolidated statements of earnings. As of the Announcement Date, the Company also recorded a provision of $986,000 for the estimated net loss from the discontinuance of its mortgage banking operations. The provision included the anticipated mortgage banking revenues and expenses, including severance expense and all other costs that the Company estimated would be incurred to phase out these operations. Subsequent to the Announcement Date, during Fiscal 1995, the Company increased the provision to $5.3 million, reflected as "Loss on discontinuance of mortgage operations" in the Company's consolidated statement of operations, based on reevaluation of its allowances for Discontinued Operations.

         The Company recorded no activity from the discontinued mortgage business in Fiscal 1998. In Fiscal 1997, the Company recorded earnings (net of tax) from discontinued operations of $413,000 related to the reevaluation of certain allowances. The Company recorded no activity from the discontinued mortgage business in Fiscal 1996.

         Liquidity and Capital Resources

         The Company's principal liquidity needs arise in connection with general and administrative expenses, selling expenses, including commissions paid by the Company in connection with the sale of Fund shares, and equity investments made by the Company in connection with the management of Private Accounts. The Company's principal liquidity and capital resources included cash flow from operations and borrowings available at September 30, 1998 under a $55.0 million credit agreement (the "Credit Agreement"). During Fiscal 1998, the Company used $4.2 million in its operations and $16.2 million in its investing activities and $3.9 million to repurchase the Company's stock. The Company funds these uses of cash through its financing activities, which included $24.9 million from borrowings.

         One of the Company's principal uses of cash is the payment of commissions in connection with the sale of Open-end Fund Class B shares. The Company's payment of these commissions is funded primarily with the Company's borrowings made available under the Credit Agreement. The Company also can fund Class B share sales by selling its deferred acquisition cost (" DAC Asset"), which at September 30, 1998 had a balance of $26.6 million. The Company's inability to borrow funds or sell its DAC Asset could have an adverse effect on the Company's ability to finance the continued sale of Open-end Fund Class B shares. For the year ended September 30, 1998, the Company had cash outflows of $24.5 million for the payment Class B share commissions.

         On December 11, 1998, PSI sold its September 30, 1998 DAC Asset for $26.5 million, which approximated book value, as well as the right to receive
 .75% annually of the future distribution fees and the contingent deferred sales charges from the related Class B shares. Under the related agreements, the Company will also sell its DAC on future Class B share sales to the purchaser through November 30, 1999. The Purchaser has a right of first refusal on a two year extension thereafter. The Company is required under its existing Credit Agreement (defined below) to use proceeds in excess of $3.0 million from the sale of its DAC Asset to pay down its borrowings under the Credit Agreement and reduce Credit Agreement borrowings by 50% of the proceeds of the sale in excess of $3 million. The Company's credit facility will be reduced by approximately $11.8 million as a result of this transaction. The transaction should result in no gain or loss since the sales price approximated book value.

         The Company also uses a significant portion of its cash to invest in the equity of Private Accounts that it manages. The Company is required to invest an agreed upon percentage in each Private Account at the date the transaction closes. The Company's inability to borrow the funds needed to invest in the equity of each Private Account could have an adverse effect on the Company's ability to continue to close and manage additional Private Account assets. As of September 30, 1998, the Company has $18.3 million in investments in equity of Private Accounts.

         The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Credit Agreement. The Company's credit agreement was amended and restated on July 31, 1998 and allows the Company or the Company's wholly owned subsidiary, Pilgrim Group, Inc. ("PGI") to borrow up to $55.0 million to be used for various purposes including (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge; (iv) financing Private Account equity investments and (v) repurchasing Company stock. The agreement contains restrictive convenants which require PGI and the Company to maintain certain financial ratios and prohibits certain "restricted payment," including dividends by the Company to its shareholders. Borrowings under the Credit Agreement are collateralized by a pledge by the Company of the stock of its wholly owned subsidiary PGI, by a pledge of PGI of the stock of its wholly owned subsidiaries, by a security interest in the assets of the Company, PGI and PGI's wholly owned subsidiaries, and by a guarantee of PGI's wholly owned subsidiary, PII.

         At September 30, 1998, the Company had borrowings of approximately $30.4 million outstanding under the Credit Agreement and approximately $24.6 million additional borrowings available.

         As of September 30, 1998 and September 30, 1997, the Company, through its wholly owned discontinued mortgage subsidiaries, owns mortgage loans and foreclosed real estate with principal balances aggregating approximately $396,000 and $1.1 million, respectively. The Company's investments in these loans and foreclosed real estate are funded with the Company's working capital and with borrowings. The Company also had an allowance of $787,000 and $725,000 to provide at September 30, 1998 and September 30, 1997, respectively, for estimated losses to be incurred upon the repurchase and resale of loans originated and indemnified by the Company. Any increase in repurchase loan activity due to the Company's discontinued operations, beyond that forecasted by the Company, may have an adverse effect on the Company's liquidity.

         On September 27, 1996, the Company repurchased 1,526,595 shares of its common stock from two institutional stockholders at a price of $4.33 per share, or a total of $6.6 million. These purchases were funded with borrowings under the Credit Agreement, $3.0 million of which was borrowed on September 27, 1996 and the balance, $3.6 million, borrowed on October 2, 1996.

         On August 5, 1997, the Company's Board of Directors approved repurchasing up to 750,000 shares of its common stock from time to time in open market transactions. As of September 30, 1998, the Company had repurchased 216,650 of these shares at a total purchase price of $3.9 million. On October 8, 1998, the Company's Board of Directors approved repurchasing an additional 500,000 shares, once the repurchase of the 750,000 shares has taken place.

         In October 1998, the Company repurchased 255,000 shares of the Company's common stock at a total purchase price of $4.4 million.

         During Fiscal 1996, the Company redeemed 3,384 shares of its Series A Preferred Stock at the liquidation value of $100 per share, for an aggregate redemption price of $338,000.

         Economic Factors

         Economic changes, including changes in inflation, interest rates, and financial market conditions, may cause investors to decide against purchasing, or to redeem investments in, certain types of mutual funds, including those offered by the Company. To the extent investors refrain from purchasing the shares of the Company's Funds, or redeem significant amounts from the Funds, the Company's revenues, and growth in such revenues that are derived from assets under management, may be adversely affected.

         Additionally, the Company relies on borrowings to finance the payment of commissions on sales of shares sold with a contingent deferred sales charge (I.E., the Class B Shares). To the extent interest rates increase substantially or the Company is not able to secure adequate financing for commission payments, sales of Class B shares, and related revenues therefrom, may be adversely affected.

         Newly Adopted Accounting Standards

         In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The SFAS requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. No earnings per share disclosure of the effect of comprehensive income is required under the SFAS. The SFAS is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted and reclassification of financial statements for earlier period provided for comparative purposes is required. The Company intends to adopt the SFAS in Fiscal 1999 and the adoption of the SFAS is not expected to have a material adverse effect on the reporting requirements of the Company.

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," issued in June 1997 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The SFAS also requires that all public enterprises report information about the revenue derived from the enterprise products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether the information is used in making operating decisions.

However, the SFAS does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The SFAS is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of the SAS is not expected to have a material effect on the reporting requirements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements of the Company as of September 30, 1998 and for each of the years in the three-year period ended September 30, 1998, together with the related notes and the Report of KPMG Peat Marwick LLP, independent auditors, are set forth on the following pages. Other required financial information and schedules are set forth herein, as more fully described in Item 14.

KPMG PEAT MARWICK, LLP


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Pilgrim America Capital Corporation:

We have audited the accompanying consolidated balance sheets of Pilgrim America Capital Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim America
Capital Corporation and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick LLP


October 7, 1998, except as to notes 1(b), 12 and 15 to the consolidated financial statements which are as of November 16, 1998.
Los Angeles, California

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               September 30,
--------------------------------------------------------------------------------
                                                             1998        1997
--------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                                 $    763    $    219
 Investments                                                 18,808       3,127
 Accounts receivable                                            438         458
 Notes receivable                                             4,136       3,976
 Costs assigned to management contracts acquired,
   less accumulated amortization of $4,523 and $3,233        27,740      29,030
 Furniture, fixtures and equipment, less
   accumulated depreciation of $536 and $370                    879         532
 Deferred taxes                                                 777       6,420
 Deferred acquisition costs, less accumulated
   amortization of $3,442 and $772                           26,562       5,891
 Other assets                                                 3,392         994
                                                           --------    --------
TOTAL ASSETS                                               $ 83,495    $ 50,647
                                                           ========    ========

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Net liabilities of discontinued operations                $    505    $    230
 Notes payable                                               30,375       5,475
 Accrued compensation                                         2,763       1,285
 Accounts payable and accrued expenses                        3,288       1,904
                                                           --------    --------
      Total liabilities                                      36,931       8,894
                                                           --------    --------
Commitment and contingencies

Stockholders' equity:
 Preferred stock, $100 par value, 100,000
   shares authorized, none issued
 Common stock, $.01 par value, 10,000,000
   shares authorized, 8,081,722 and 8,076,022
   shares issued, with 5,588,477 and 5,799,427
   shares issued and outstanding at September 30, 1998
   and September 30, 1997                                        81          54
 Less: Treasury stock, 2,493,245 and 2,276,595
   shares at September 30, 1998 and September 30, 1997      (12,530)     (8,623)
 Additional paid-in capital                                  48,790      48,795
 Unrealized gain (loss) on investments (net of tax)             (73)        538
 Retained earnings                                           10,296         989
                                                           --------    --------
      Total stockholders' equity                             46,564      41,753
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 83,495    $ 50,647
                                                           ========    ========
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          For the Years Ended September 30,
--------------------------------------------------------------------------------
                                            1998        1997           1996
--------------------------------------------------------------------------------
REVENUES
 Management and administrative fees     $   22,935   $   17,341    $   12,556
 Private account management fees             6,339           72            --
 Distribution fees                           7,380        2,483         1,143
 Commissions                                 3,350          535           346
 Investment and other income                 3,297          857           440
                                        ----------   ----------    ----------
      Total revenues                        43,301       21,288        14,485
                                        ----------   ----------    ----------
--------------------------------------------------------------------------------
EXPENSES
 General and administrative                 12,668        7,278         7,230
 Selling                                     9,225        4,888         6,530
 Interest expense                            1,216          505           137
 Amortization and depreciation               4,339        2,265         1,990
                                        ----------   ----------    ----------
      Total expenses                        27,448       14,936        15,887
                                        ----------   ----------    ----------
Earnings (loss) from continuing
  operations before taxes                   15,853        6,352        (1,402)

 Income taxes (benefit)                      6,546       (4,959)       (1,750)
                                        ----------   ----------    ----------

EARNINGS FROM CONTINUING OPERATIONS          9,307       11,311           348

Earnings from operations of
 discontinued mortgage business,
 net of tax                                     --          413            --
                                        ----------   ----------    ----------

NET EARNINGS                            $    9,307   $   11,724    $      348
                                        ==========   ==========    ==========

--------------------------------------------------------------------------------
Earnings per common and common
 equivalent share:

Basic:
Earnings from continuing operations     $     1.62   $     1.95    $     0.05
                                        ==========   ==========    ==========

Net earnings                            $     1.62   $     2.02    $     0.05
                                        ==========   ==========    ==========

Shares used in per share calculation     5,752,584    5,793,891     7,300,106
                                        ==========   ==========    ==========
Diluted
Earnings from continuing operations     $     1.40   $     1.81    $     0.05
                                        ==========   ==========    ==========

Net earnings                            $     1.40   $     1.87    $     0.05
                                        ==========   ==========    ==========

Shares used in per share calculation     6,637,605    6,260,799     7,300,106
                                        ==========   ==========    ==========

--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                Unrealized      Retained
                                                    Additional  Gain (Loss)      Earnings       Total
                                 Common   Treasury   Paid-in   on Investments, (Accumulated  Stockholders'
                                 Stock     Stock     Capital     Net of Tax      Deficit)       Equity
----------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1995     $  54   $ (2,008)   $ 48,759    $     --       $(11,083)      $ 35,722
 Repurchase of treasury stock       --     (6,615)         --          --             --         (6,615)
 Change in unrealized
  gain (loss), net of tax           --         --          --         333             --            333
 Net earnings                       --         --          --          --            348            348
----------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1996        54     (8,623)     48,759         333        (10,735)        29,788
 Stock option purchases             --         --          36          --             --             36
 Change in unrealized
  gain (loss), net of tax           --         --          --         205             --            205
 Net earnings                       --         --          --          --         11,724         11,724
----------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1997        54     (8,623)     48,795         538            989         41,753
 Stock split                        27         --         (27)         --             --             --
 Partial shares cashed out          --         --          (2)         --             --             (2)
 Stock option purchases             --         --          24          --             --             24
 Repurchase of treasury stock       --     (3,907)         --          --             --         (3,907)
 Change in unrealized
  gain (loss), net of tax           --         --          --        (611)            --           (611)
 Net earnings                       --         --          --          --          9,307          9,307
----------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1998     $  81   $(12,530)   $ 48,790    $    (73)      $ 10,296       $ 46,564
                                 =====   ========    ========    ========       ========       ========
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                       For the Years Ended September 30,
----------------------------------------------------------------------------------------
                                                           1998        1997       1996
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                             $  9,307    $ 11,724    $   348
Adjustments to reconcile net earnings to
 net cash provided by (used in)
 operating activities:
 Amortization and depreciation                              4,304       2,265      1,990
 Gain on sale of investments                                 (720)        (38)        --
 (Increase) decrease  in accounts and
  notes receivable                                           (140)       (631)       954
 Increase in deferred acquisition costs
  due to subscriptions                                    (24,575)     (4,912)    (2,023)
 Decrease in deferred acquisition cost
  due to redemptions                                        1,070         281         18
 (Increase) decrease  in deferred tax asset                 6,050      (5,029)    (1,750)
 Increase (decrease) in operating liabilities               2,862      (2,586)     2,478
 (Increase) decrease  in other operating assets            (2,398)       (290)       607
                                                         --------    --------    -------
Net cash provided by (used in) operating activities        (4,240)        784      2,622
                                                         --------    --------    -------
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Pilgrim  Funds                                (709)       (641)       (29)
 Proceeds from sale of Pilgrim  Funds                       3,047         578         --
 Equity investment in Private Accounts                    (18,525)         --         --
 Return of capital  on equity investments                     243          --         --
 Sales of furniture, fixtures and equipment                    18          --        130
 Purchases of furniture, fixtures and equipment              (580)        (72)      (244)
 Cash provided by (used in) discontinued operations           275      (2,579)      (746)
                                                         --------    --------    -------
Net cash used in investing activities                     (16,231)     (2,714)      (889)
                                                         --------    --------    -------
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Term debt borrowing                                       24,900       1,875      3,600
 Redemption of preferred stock                                 --          --       (338)
 Proceeds from purchase of stock options                       24          36         --
 Purchase of  partial shares                                   (2)         --         --
 Purchase of treasury stock                                (3,907)         --     (6,615)
                                                         --------    --------    -------
 Net cash provided by (used in) financing activities       21,015       1,911     (3,353)
                                                         --------    --------    -------
 Net increase (decrease)  in cash and cash equivalents        544         (19)    (1,620)
 Cash and cash equivalents, beginning of the year             219         238      1,858
                                                         --------    --------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $    763    $    219    $   238
                                                         ========    ========    =======

----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
 Interest paid                                           $    631    $    549    $   186
 Income taxes paid                                            248          98          2
 Income tax refunds received                                   --          --         12

                       PILGRIM AMERICA CAPITAL CORPORATION
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


(1) Corporate Background and Summary of Significant Accounting Policies

         (a) Corporate Background. On April 7, 1995, Pilgrim America Capital Corporation ("Pilgrim") and certain newly formed subsidiaries acquired investment management assets and became engaged principally in the mutual fund management business.

         (b) Consolidation. The consolidated financial statements include the accounts of Pilgrim Capital's wholly owned subsidiary Pilgrim Group, Inc. ("PGI"), and PGI's subsidiaries Pilgrim Investments, Inc. ("PII"), a registered investment advisor, and Pilgrim Securities, Inc. ("PSI"), a registered broker-dealer, which subsidiaries were respectively known as Pilgrim America Group, Inc., Pilgrim America Investments, Inc. and Pilgrim America Securities, Inc. until October 30, 1998. PGI commenced operations upon the Company' acquisition (the "Acquisition") of certain assets of Atlas Holdings, and its subsidiaries on April 7, 1995. The consolidated financial statements also include the accounts of Pilgrim Capital's wholly owned mortgage banking subsidiaries, Express America T.C., Inc., EAMC Liquidation Corp., the Successor (as of December 27, 1996) to Express America Mortgage Corporation and Wesav Investment, Inc., -2. References herein to the "Company" refer to Pilgrim Capital and all of its subsidiaries unless the context otherwise requires. All significant intercompany accounts and transactions are eliminated in consolidation.

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

         Subsequent to the Acquisition on April 7, 1995, the continuing operating activities of the Company consist principally of providing investment management and related services to various open-end and closed-end investment companies currently operating under the Pilgrim name (the "Funds") as well as providing management services to issuers of collateralized debt obligations ("Private Accounts"). Accordingly, the results of continuing operations reported in the consolidated financial statements reflect only such activities.

         (c) Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less, including money market funds which are readily convertible into cash.

         (d) Fair Value of Financial Instruments. Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets and certain receivables are carried at fair value or contracted amounts, which approximate fair value. The fair value of all investments held is based on quoted market prices. Similarly, liabilities including notes payable, certain payables and accrued expenses are carried at amounts approximating fair value.

         (e) Investments. The Company has investments in Private Accounts in addition to other marketable securities. Private Account investments are accounted for using the equity method. Under the equity method the basis in the investment is increased for the Company's proportionate share of earnings and is reduced upon cash receipt and disbursement of earnings of the investments.

         Upon acquisition, the Company classifies its marketable securities into one of three categories: held to maturity securities, trading securities or available for sale securities. Held to maturity securities are those securities the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations. Available for sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of related income taxes. The Company currently classifies all of its marketable securities as available for sale securities.

         PSI values all of its investments at market in accordance with broker-dealer industry practice. Purchase and sales of investments are recorded on a trade date basis.

         All realized gains and losses on security transactions are computed on the average cost method. Unrealized gains and losses are included in income.

         (f) Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation over the assets' estimated useful lives of 3 to 5 years using the straight-line method.

         (g) Costs Assigned to Management Contracts Acquired. Costs assigned to management contracts acquired represent the fair value of the investment management rights acquired in connection with the Acquisition and also represent the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs of the Acquisition. Such amounts are being amortized on a straight-line basis over 25 years. The Company analyzes Costs Assigned to Management Contracts Acquired periodically to determine whether any impairment has occurred in its value. Based upon anticipated future income from mutual fund operations, it is the opinion of Company management that there has been no impairment.

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

         (j) Private Account Management Fees. The Company receives fees as the investment manager on Private Accounts. The Company may be entitled to additional contingent fees if certain investment returns are met. Investment returns vary with each private account managed. The Company records the contingent management fee revenue using the present value of the future cash flows expected on each Private Account. Current cash flows of the products are monitored and if necessary the Company adjusts the current recognition of revenue on the contingent fee.

         (k) Distribution Fee Income and Expenses. Distribution plan payments received by the Company from the Funds are recorded as income when earned. Costs associated with the marketing and sale (distribution) of the Fund shares are expensed as incurred.

         (l) Distribution Costs - Managed Funds. Certain of the Funds' distribution plans (the "reimbursement plans") reimburse the Company for distribution costs, but limit the reimbursement to between .25% and .30% of the respective Fund's average daily net assets determined on an annual basis. Unreimbursed costs may be carried over for a three-year period subject to the

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)

same annual percentage limitations. Distribution costs are currently expected to exceed reimbursements for the next three-year period. Therefore, no receivable is currently recorded for any un-reimbursed amounts.

         (m) Debt Issuance Costs. Costs incurred obtaining debt financing for acquisitions, operations and payment of sales commissions on back-end load mutual funds managed and distributed by the Company are deferred and amortized using the interest method over the term of the related loan agreement.

         (n) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (o) Net Earnings Per Common Share. Effective December 31, 1997, the Company implemented Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share." This statement provides guidance on the calculation and reporting the standards for earnings per share ("EPS"). Under the SFAS, basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available for common stockholders by the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents, including stock options, during the period.

         EPS information for Fiscal 1997 and Fiscal 1996 has been restated to conform to the requirements of Statement No. 128.

         Additionally, the shares outstanding, share activity, and the EPS per share data reported in Fiscal 1997 and Fiscal 1996 have been restated to give retroactive recognition to a 50% stock dividend accounted for as a 3 for 2 stock split that occurred in the third quarter of Fiscal 1998.

         (p) Stock Option Plan. The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if current market price of the underlying stock exceeded the exercise price. In October, 1995, the Financial Accounting Standard Board issued SFAS No. 123 Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (q)   Reclassifications.   Certain   prior  year   balances  have  been
reclassified to conform to current presentation.

         (r) Use of Estimates. Management has made certain estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2) Note Receivable

         On September 30, 1994, the Company sold its mortgage loan servicing operations, including the rights to service $6.3 billion in mortgage loans, to NationsBank Mortgage Corporation. The Company received $88.2 million at closing, comprised of $84.0 million in cash and a promissory note in the amount of $4.2 million. The principal on this note is due on September 30, 1999. The note is subject to the right of offset with respect to certain indemnifications made by

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)

the Company in connection with the sale. The Company had an allowance of $69,000 and $230,000 at September 30, 1998 and September 30, 1997, respectively, to cover potential claims made in connection with the indemnification provisions.

(3) Investments

         Investments are comprised of the following for the years ended September 30, 1998 and September 30, 1997 (in thousands):

                                                 September 30,   September 30,
                                                     1998            1997
                                                 -------------   -------------

     Investment in  Equity of Private Accounts   $   18,317       $       --
     Investment in Marketable Securities                491            3,127
                                                 ----------       ----------

          Total                                  $   18,808       $    3,127
                                                 ==========       ==========

         Investments in marketable securities are carried at market value and consist of investments in certain Funds managed by the Company. The cost basis of the Company's investments was $612,000 and $2.2 million as of September 30, 1998 and September 30, 1997, respectively. Gross unrealized gains and (losses) thereon were $24,000 and $(145,000) at September 30, 1998 and $901,000 and
($3,000) at September 30, 1997. During the years ended September 30, 1998 and September 30, 1997, the Company sold $2.3 million and $540,000 in marketable securities, which resulted in gross realized gains of $720,000 and $38,000, respectively.

(4) Term Loan Commitment

         On July 31, 1998, the Company and its lender amended and restated an existing credit agreement dated April 28, 1995, used to finance the Company's operations (the "Credit Agreement"). The restated Credit Agreement allows the Company and PGI to borrow up to $55 million to be used for various purposes including (i) general corporate working capital, (ii) acquisition of investment management contracts, (iii) financing of commissions paid by the Company on certain mutual fund shares, (iv) financing Private Account equity investments and (v) repurchasing Company stock. Borrowings are collateralized by assets of Pilgrim Group, Inc., Pilgrim Securities, Inc. and Pilgrim Investment, Inc. and guaranteed by the Company. Borrowings may be drawn down until July 30, 1999 and are repayable beginning on September 30, 1999 and ending on June 30, 2001.

         The Credit Agreement contains restrictive convenants which require PGI and the Company to maintain certain financial ratios and prohibits "restricted payments" (including dividends and other payments) from PGI to the Company.

         As of September 30, 1998 and September 30, 1997 the Company had borrowed $30.4 million and $5.5 million, respectively, under the Credit Agreement. The weighted average interest rates on borrowings outstanding during Fiscal 1998 and Fiscal 1997 were 6.67% and 7.07%, respectively. Additionally, the Company is obligated to pay a commitment fee of 0.135% of any unused borrowing availability.

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


         The repayment schedule based on the September 30, 1998 loan balance is as follows (in millions):

                       September 30,          Repayment Amount
                       -------------          ----------------
                            1999                 $    3.8
                            2000                     15.2
                            2001                     11.4
                                                 ---------
                                                 $   30.4
                                                 =========

(5) Redeemable Preferred Stock

         During Fiscal 1996, the Company redeemed 3,384 shares of its Series A Preferred Stock at the liquidation value of $100 per share, for an aggregate redemption price of $338,000.

(6) Income Taxes

         Deferred tax assets are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carry forwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carry forwards depends on having sufficient taxable income of an appropriate character within the carry back and carry forward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary differences, and (iii) future taxable income generated by future operations. Based on an evaluation of the realizability of deferred tax asset, as of September 30, 1998 management has determined that it is more likely than not that the Company will generate sufficient taxable income in future periods to allow for the realization of its deferred tax asset. Therefore, no valuation allowance has been established as of September 30, 1998.

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


         As of September 30, 1998 and September 30, 1997, the Company had a deferred tax asset of $2.6 million and $8.0 million (as adjusted for filed tax returns), respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below (in thousands):

                                                            September 30,
                                                       ----------------------
                                                       1998              1997
                                                       ----              ----
Deferred tax assets:
 Net operating loss carryforward                     $   526           $ 6,840
 Allowance for contingency                                --               163
 Repurchase allowance                                    318               290
 Deferred compensation                                 1,115               500
 Allowance for discontinued operations                    82                82
 Allowance for receivables                                28                92
 AMT credit                                              366                42
 Unrealized loss on investments                           49                --
 Other                                                    79                24
                                                     -------           -------

Total gross deferred tax assets                        2,563             8,033
Less valuation allowance                                  --                --
                                                     -------           -------

    Total deferred tax assets                          2,563             8,033
                                                     -------           -------
Deferred tax liabilities:
 Costs assigned to management contracts acquired      (1,534)           (1,199)
 Depreciation                                           (252)              (54)
 Unrealized gain on investments                           --              (360)
                                                     -------           -------

Total deferred tax liabilities                        (1,786)           (1,613)
                                                     -------           -------

 Net deferred tax assets                             $   777           $ 6,420
                                                     =======           =======

         At September 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $1.3 million that are available to offset future federal taxable income through the fiscal year ending September 30, 2011.

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


Income taxes (benefit) attributable to income from continuing operations consists of (in thousands):

                                                Current    Deferred      Total
                                                -------    --------      -----
YEAR ENDED SEPTEMBER 30, 1998

Federal                                         $   370     $ 4,836     $ 5,206
State                                              --         1,340       1,340
                                                -------     -------     -------

Total income taxes                              $   370     $ 6,176     $ 6,546
                                                =======     =======     =======
YEAR ENDED SEPTEMBER 30, 1997

Federal                                         $   223     $(4,167)    $(3,944)
State                                              --          (735)       (735)
                                                -------     -------     -------

Total income taxes (benefit)                        223      (4,902)     (4,679)
                                                -------     -------     -------

Less discontinued operations                        (72)       (208)       (280)
                                                -------     -------     -------
Income taxes (benefit) attributable to
     continuing operations                      $   151     $(5,110)    $(4,959)
                                                =======     =======     =======
YEAR ENDED SEPTEMBER 30, 1996

Federal                                         $  --       $(1,488)    $(1,488)
State                                              --          (262)       (262)
                                                -------     -------     -------

Total income taxes (benefit)                    $  --       $(1,750)    $(1,750)
                                                =======     =======     =======

         The total income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to earnings
(loss) in 1998 and 34% in 1997 and 1996 from continuing operations for the following reasons (in thousands):

                                                      Year Ended September 30,
Description                                          1998      1997       1996
-----------                                          ----      ----       ----

Expected taxes (benefit) on earnings (loss)
  from continuing operations                       $ 5,548   $ 2,160    $  (477)
Increase in income taxes resulting from non-
  deductible meals and entertainment expense            99        54         45
State income tax, net of federal benefit               871       381        (76)
Other                                                   28       211       --
Change in valuation allowance                         --      (7,765)    (1,242)
                                                   -------   -------    -------

Total                                              $ 6,546   $(4,959)   $(1,750)
                                                   =======   =======    =======

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)

(7) Earnings Per Share.

The following is a reconciliation of the basic and diluted EPS computations for the years ended September 30, 1998, 1997 and 1996:

                                            Sept. 30,    Sept. 30,    Sept. 30,
                                              1998         1997         1996
                                           ----------   ----------   ----------
                                                  (amounts in thousands,
                                            except share and per share amounts)
Earnings for basic and diluted EPS
 from continuing operations                $    9,307   $   11,311   $      348
                                           ==========   ==========   ==========
Net earnings for basic and diluted EPS     $    9,307   $   11,724   $      348
                                           ==========   ==========   ==========
Shares of common stock and common
 stock equivalents:
 Average number of common shares used
  in basic computation                      5,752,584    5,793,891    7,300,106
Effect of dilutive securities-options         885,021      466,908           --
                                           ----------   ----------   ----------
Average shares used in diluted              6,637,605    6,260,799    7,300,106
                                           ==========   ==========   ==========
Earnings per share from continuing
 operations:
 Basic                                     $     1.62   $     1.95   $     0.05
 Diluted                                   $     1.40   $     1.81   $     0.05

Net earnings per share:
 Basic                                     $     1.62   $     2.02   $     0.05
 Diluted                                   $     1.40   $     1.87   $     0.05

(8) Stockholders' Equity

         Between January 1998 and September 1998, the Company repurchased 216,650 shares of its common stock at a total purchase price of $3.9 million. The purchases were made in open market transactions pursuant to a previously announced authorization by the Company's Board of Directors to repurchase up to 500,000 shares of common stock based on market conditions.

         On September 27, 1996, the Company repurchased 1,526,595 shares of its common stock from two institutional stockholders at a price of $4.33 per share for a total of $6.6 million. The Company used funds borrowed under the Credit Agreement to finance the repurchase (see Note 4).

         During Fiscal 1998 and Fiscal 1997, the Company issued 5,700 and 9,300 shares of Company stock, respectively, from the result of stock options being exercised. No stock options were exercised in Fiscal 1996.

         During the third quarter of Fiscal 1998, the Company had a 50% stock dividend accounted for as a 3 for 2 stock split. In conjunction with the stock split, 1,929,997 shares were issued. In addition, the Company paid cash in lieu of issuing 68 partial shares in conjunction with the 3 for 2 stock split.

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)

(9) Stock Option Plan

         Pursuant to the Company's Stock Option Plan ("Plan 1"), the Company's Board of Directors has granted certain officers and employees incentive stock options to purchase 774,000 shares of the Company's common stock as of September 30, 1998. Under Plan 1, total options of up to 806,679 shares are available to be granted. Additionally, as of September 30, 1998, the Company had issued to non-employee director's non-statutory stock options to purchase 75,000 shares of common stock. All options are fully vested after 3 years and have an 8-year term. All stock options are granted with an exercise price equal to or exceeding the stock's fair market value at the date of grant.

         On August 30, 1996, the Company adopted the 1996 Performance Share Plan ("Plan 2"), approved and administered by the Company's board of directors, in which certain officers and employees were granted interests that entitled them to compensation amounts directly related to the market price of the Company's common stock ("Performance Shares"). On February 11, 1997, the Company amended Plan 2 to provide that awards under Plan 2 will be paid by the company solely in shares of common stock and to limit participation in Plan 2 to persons who are not Executive Officers of the Company. As of September 30, 1998 and September 30, 1997, Plan 2 had 307,500 and 296,250 options granted and outstanding, respectively. Under Plan 2, total options of up to 365,700 are available to be granted at September 30, 1997 and 357,000 at September 30, 1998. The options are fully vested after five years and the life of the stock options is established by the Plan Committee but shall not exceed 10 years from the initial date of grant.

         The weighted average fair value at the date of grant was $17.72, $5.55 and $1.98, for stock options granted under Plan 1 and Plan 2 during the years ended September 30, 1998, 1997 and 1996, respectively. The Company used the Black Scholes options-pricing model with the following assumptions to calculate the weighted average fair value at the date of grant: no expected dividend yield; risk free interest rate of 5.50% for Fiscal 1998 and 6.22% for Fiscal 1997 and Fiscal 1996; an expected life of eight years; and a volatility rate calculated using the monthly stock price for the three years preceding the date of grant.

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)

         The Company applies APB Opinion 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for its stock option in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options for Plan 1 and amended Plan 2 under SFAS No. 123, the Company's net earnings for the years ending September 30, 1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   1998       1997       1996
                                                   ----       ----       ----
Net earnings                       As reported   $  9,307   $ 11,724   $    348
                                   Pro forma     $  8,982   $ 11,450   $    332

Per share net earnings from
  continuing operations:

    Basic:                         As reported   $   1.62   $   1.95   $    .05
                                   Pro forma     $   1.56   $   1.90   $    .05

    Diluted:                       As reported   $   1.40   $   1.81   $    .05
                                   Pro forma     $   1.35   $   1.76   $    .05

Per share net earnings (loss):

    Basic:                         As reported   $   1.62   $   2.02   $    .05
                                   Pro forma     $   1.56   $   1.98   $    .05

    Diluted:                       As reported   $   1.40   $   1.87   $    .05
                                   Pro forma     $   1.35   $   1.83   $    .05

         Pro forma net earnings reflect only options granted under the Plans in Fiscal 1998, 1997 and 1996. Therefore, the full impact of calculated compensation costs for the stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs for options issued in periods prior to Fiscal 1996 are not considered.

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


         Stock option activity during the periods indicated is as follows (shares in thousands):

                                            Number of Shares   Range of Exercise
                                                  (1)             Prices (1)
                                            ----------------   -----------------

Options outstanding at September 30, 1996        1,153               $3.83

Options granted                                   164           $ 6.33 - $10.33

Options exercised                                 (9)                $3.83

Options cancelled                                (162)               $3.83
                                                ------          ---------------

Options outstanding at September 30, 1997        1,146          $ 3.83 - $10.33
                                                ======          ===============

Options granted                                    37           $18.67 - $26.25

Options exercised                                 (6)           $ 3.83 -  $5.75

Options cancelled                                 (20)          $ 3.83 -  $5.75
                                                ------          ---------------

Options outstanding at September 30, 1998        1,157          $ 3.83 - $26.25
                                                ======          ===============
----------

(1) Number of shares and range of prices adjusted for 3 for 2 stock split that took place in Fiscal 1998.

         As of September 30, 1998 and September 30, 1997, there were 704,300 and 448,563 shares exercisable under Plan 1 and Plan 2 with a weighted average exercise price of $4.01 and $3.83, respectively.

(10) Employee Benefits

         Pilgrim America Capital Corporation has established a tax deferred savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all full time employees and allows for employee tax deferred contributions up to the amount specified by the IRS Regulation ($10,000 in 1998 and $9,500 in 1997 and 1996).

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


         Pursuant to the plan, employees may contribute up to 10% of their salary, subject to the maximum allowed, and the Company automatically matches the employee's contributions, up to 7% of the employee's salary. Employees become vested in the Company's contributions over a three-year period.

         During the years ended September 30, 1998, 1997 and 1996, the Company contributed $345,000, $265,000 and $273,000, respectively, to the plan.

(11) Commitments and Contingencies

         The Company is involved in various legal proceedings that arose in the course of its discontinued mortgage operations. Management is of the opinion that such proceedings are not material in nature and will not have a material adverse effect on the Company.

         In conjunction with discontinued mortgage operations, the Company was obligated under certain non-cancelable operating leases for equipment and office facilities that expired September 30, 1997.

         During the years ended September 30, 1998 and September 30, 1997, the Company has provided $52,000 and $96,000, respectively, for net discounted future minimum lease payments relating to lease obligations acquired from Atlas Financial Group, Inc. The Company's operations have been relocated and the facilities subleased.

         Future minimum lease payments under the Company's operating leases for its offices in Phoenix, Arizona and for the offices in Los Angeles, California (which lease was acquired from Atlas Financial Group, Inc. pursuant to the Acquisition), as well as the sublease income related to the Los Angeles office, are as follows (in thousands):

         September 30,   Lease Payments   Sublease Income   Net Payments
         -------------   --------------   ---------------   ------------

             1999          $  1,137          $    525         $    612
             2000             1,126               350              776
             2001               766                --              766
             2002               801                --              801
             2003               890                --              890
        And thereafter        1,744                --            1,744
                           --------          --------         --------
                           $  6,464          $    875         $  5,589
                           ========          ========         ========

         Rent expense included in continuing operations for the years ended September 30, 1998, 1997 and 1996, were $361,000, $341,000, and $333,000, respectively.

(12) Related Party Transactions

         Investment Advisory Agreements. Pursuant to investment management agreements (the "Advisory Agreements"), the Company provides investment management services to the Funds. Following an initial two-year term, the Advisory Agreements are renewable annually based upon approval by a majority of the respective Fund's disinterested directors. Additionally, each Advisory Agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

         As provided in the Advisory Agreements, the Company receives management fees ranging from .50% to 1.25% on an annual basis of the respective Funds average daily net assets. Management fees received from the Funds, net of

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


sub-advisory fees, amounted to $21.0 million during Fiscal 1998, $15.7 million during Fiscal 1997 and $11.2 million during Fiscal 1996. The Advisory Agreements also contain expense limitation provisions whereby the Company has agreed to reimburse each Fund annually, under certain conditions, an amount equal to all or a portion of its investment advisory fees. Fund expense reimbursements under these provisions were $877,000 during Fiscal 1998, $742,000 during Fiscal 1997 and $606,000 during Fiscal 1996. Amounts payable to the Funds under such provisions as of September 30, 1998 and September 30, 1997 were $83,000 and $95,000, respectively.

         In addition, the Company acts as administrator for Pilgrim Prime Rate Trust (the "Trust") formerly known as Pilgrim America Prime Rate Trust until November 16, 1998. Under the terms of the related Advisory Agreement, the Company receives annual administrative fees ranging from .10% to .15% of the average daily net assets plus any borrowings of the Trust. The fees are computed daily and payable monthly.

         Administrative fees received from the Trust amounted to $1.9 million during Fiscal 1998, $1.7 million during Fiscal 1997 and $1.3 million during Fiscal 1996.

         The Company also serves as the principal distributor for Pilgrim MagnaCap Fund; Pilgrim High Yield Fund; Pilgrim Government Securities Income Fund; Pilgrim Asia-Pacific Equity Fund; Pilgrim MidCap Value Fund; Pilgrim LargeCap Leaders Fund; and Pilgrim Bank and Thrift Fund, open-end management investment companies (collectively, the "Open-end Funds") managed by the Company (see Note 13). The aforementioned Funds, with the exception of Pilgrim
Government Securities Income Fund, were formerly known as Pilgrim America MagnaCap Fund, Pilgrim America High Yield Fund, Pilgrim America Asia-Pacific Equity Fund, Pilgrim America MidCap Value Fund, Pilgrim America LargeCap Value Fund and Pilgrim America Bank and Thrift Fund, respectively, until November 16, 1998. Distribution fees earned from the Open-end Funds amounted to $7.4 million in Fiscal 1998, $2.5 million in Fiscal 1997, and $1.1 million for Fiscal 1996.

         In 1998, the Company became the principal distributor of the Trust. The Company is entitled to receive up to 1.00% commission upon the sale of Trust shares in certain privately negotiated transactions. Commissions for sales under these transactions were $1.5 million in Fiscal 1998.

(13) Distribution Plans

         Pursuant to Rule 12b-1 of the Investment Company Act of 1940, as principal distributor for the Open-end Funds, the Company receives distribution fees ranging from .25% to 1.00% on an annual basis of the respective Open-end Fund's average daily net assets. Also under Rule 12b-1, the Company makes ongoing payments on a quarterly basis to authorized dealers for distribution and shareholder servicing at annual rates ranging form .25% to .65% of the Fund's average daily net assets (see note 15).

         The Company is entitled to contingent deferred sales charges that are imposed upon the redemption of certain classes of shares of the Open-end funds. Such charges are paid by the redeeming shareholder and are imposed at the rate of 5% for redemptions in the first year after purchase, declining to 4%, 3%, 3%, 2% and 1% in the second, third, fourth, fifth and sixth years, respectively (see note 15).

(14) Discontinued Operations

         On June 9, 1994, the Company sold its rights to service $305.5 million of Government National Mortgage Association ("GNMA") loans. On September 30, 1994, the Company's mortgage servicing portfolio and operations were sold. On February 28, 1995, the Company discontinued the remainder of its mortgage banking operations and recorded a provision for loss on discontinuance of mortgage banking operations of $986,000. This provision included the anticipated mortgage banking related revenues and expenses, including severance expense and all other costs that will be incurred to phase out these operations. Subsequent to February 28, 1995, during Fiscal 1995 the Company increased the loss

                       PILGRIM AMERICA CAPITAL CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


provision to $5.3 million, based on reevaluation of its allowances for discontinued operations, including legal fees and other costs relating to legal proceedings. During Fiscal 1997, no additional provisions were made for discontinued operations and the Company adjusted the allowance for discontinued operations by including $413,000 (net of tax) of income from the reversal of certain allowances for discontinued operations. As of September 30, 1998, the Company believes that the remaining allowances are adequate to complete the discontinuance of the remaining mortgage banking operations. The Company believes that it has substantially wound down its mortgage banking operations, but anticipates that mortgage loan related issues will continue to arise through at least Fiscal 1999.

         Balance Sheet. The balance sheet presentation included in the accompanying consolidated financial statements as of September 30, 1998 and 1997 has been adjusted to reflect the assets and liabilities relating to the Company's mortgage banking operations as net liabilities of discontinued operations.

         The following table sets forth-certain balance sheet information related to these operations as of September 30, 1998 and 1997:


         Net Liabilities of Discontinued Operations
          (in thousands)                                      September 30,
                                                        -----------------------
                                                           1998         1997
                                                           ----         ----
         Assets
         Mortgage loans and real estate held for sale    $    396     $  1,128
                                                         --------     --------

                Total assets                                  396        1,128
                                                         --------     --------
         Liabilities
         Accounts payable and accrued expenses                901        1,358
                                                         --------     --------

                Total liabilities                             901        1,358
                                                         --------     --------

         Net liabilities of discontinued operations      $   (505)    $   (230)
                                                         ========     ========

         Operations. The statements of operations presentation included in the accompanying consolidated financial statements for the fiscal years ended September 30, 1998, 1997 and 1996 has been adjusted to reflect the results of the mortgage banking operations as discontinued operations. Diluted earnings per share attributable to discontinued operations were $0.00, $0.06, and $0.00 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

         As of September 30, 1998 and 1997, the Company had established repurchase allowances of $787,000 and $725,000, respectively, in accrued expenses, to provide for estimated losses to be incurred upon repurchase and resale of loans originated by the Company.

(15) Subsequent Event

         On December 11, 1998, PSI sold its September 30, 1998 DAC Asset for $26.5 million, which approximated book value, as well as the right to receive
 .75% annually of the future distribution fees and the contingent deferred sales charges from the related Class B shares. Under the related agreements, the Company will also sell its DAC on future Class B share sales to the purchaser through November 30, 1999. The Purchaser has a right of first refusal on a two year extension thereafter. The Company is required under its existing Credit Agreement (defined below) to use proceeds in excess of $3.0 million from the sale of its DAC Asset to pay down its borrowings under the Credit Agreement and reduce Credit Agreement borrowings by 50% of the proceeds of the sale in excess of $3 million. The Company's credit facility will be reduced by approximately $11.8 million as a result of this transaction. The transaction should result in no gain or loss since the sales price approximated book value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information respecting (a) continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" and (b) disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth under the caption "Compliance with Section 16(a) under The Exchange Act," in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1999 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Company's 1999 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         Information respecting executive compensation is set forth under the caption "Executive Compensation" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information respecting security ownership of certain beneficial owners and management is included under the caption "Principal Stockholders and Stockholdings of Management" in the 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information   respecting  certain  relationships  and  transactions  of
management is set forth under the caption "Certain Transactions" in the 1999 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements.                             Page or Method of Filing
                                                        ------------------------
         (1)      Report of KPMG Peat  Marwick  LLP       Page 25

         (2)      Consolidated Financial Statements       Page 26
                  and Notes thereto of the Company,
                  including   Consolidated  Balance
                  Sheets as of  September  30, 1998
                  and 1997 and related Consolidated
                  Statements   of  Earnings,   Cash
                  Flows  and  Stockholders'  Equity
                  for the years ended September 30,
                  1998, 1997 and 1996

  (b) Financial Statement Schedules

         (1) Report of KPMG Peat Marwick LLP              Page 51
         (2) Schedule I --  Condensed Financial
                            Information                   Page 52
         (3) Schedule II -- Valuation and Qualifying
                            Accounts                      Page 53

  (c) Exhibits. The following exhibits are filed as part of this Report

         3.1      Restated  Certificate   of          Incorporation by reference
                  Incorporation of Registrant         to  Exhibit   3.1  of  the
                                                      Registrant's Annual Report
                                                      on  Form   10-K   for  the
                                                      Fiscal      Year     Ended
                                                      September  30,  1993  (the
                                                      "1993 Form 10-K")

         3.2      Amended  and  Restated  Bylaws of   Incorporated  by reference
                  Registrant                          to  Exhibit  4.2.1  of the
                                                      1993 Form 10-K

         4.1      Form Of  Certificate  for  Common   Incorporated  by reference
                  Stock                               to Exhibit 4.1 of the 1993
                                                      Form 10-K

         4.2.1    Stock    Option   Plan   of   the   Incorporated  by reference
                  Registrant  (as  amended  through   to  Exhibit  4.2.1  of the
                  November 1993)                      1993 Form 10-K

         4.2.1    Form of  Incentive  Stock  Option   Incorporated  by reference
                  Agreement  for the  Stock  Option   to Exhibit 4.2 of Form S-8
                  Plan                                Registration     Statement
                                                      No.33-61274    ("S-8   No.
                                                      33-61274")

         4.2.3    Form   of   Non-statutory   Stock   Incorporated  by reference
                  Option  Agreement  for the  Stock   to Exhibit  4.3 of S-8 No.
                  Option Plan                         33-61274

         4.3      Form of  Stock  Option  Agreement   Incorporated  by reference
                  for Non-Employee Directors          to  Exhibit  4 of Form S-8
                                                      No. 33-64738

         4.5.1    Performance Share Plan              Incorporated  by reference
                                                      to  Exhibit  4.5.1  of the
                                                      1996 Form 10-K

         4.5.2    Form   of  Performance  Share       Incorporated  by reference
                  Agreement                           to  Exhibit  4.5.2  of the
                                                      1996 Form 10-K

                                                      Page or Method of Filing
                                                      ------------------------

         10.1.1   Employment    Agreement   between   Incorporated  by Reference
                  Registrant and Robert W. to Exhibit 10.1.1 of the Stallings dated August 16, 1995 Report on Form 10-K for
                                                      the   Fiscal   Year  Ended
                                                      September  30,  1995  (the
                                                      "1995 Form 10-K)

         10.1.2   Employment    Agreement   between   Incorporated  by Reference
                  Registrant   and  James  R.  Reis   to  Exhibit  10.1.2 of the
                  dated August 16, 1995               1995 Form 10-K

         10.2.3   Form   of   Indemnity   Agreement   Incorporated  by reference
                  between the  Registrant  and each   to  Exhibit  10.9.3 of the
                  member of its Board of Directors    1992 Form 10-K

         10.3     Asset  Purchase  Agreement  dated   Incorporated  by reference
                  August 27, 1994 between to Exhibit 2 to Form 8-K Registrant and NationsBank relating to an event of
                  Mortgage Corporation                August 27, 1994

         10.4     Acquisition  Agreement  among the   Incorporated  by reference
                  Registrant, Pilgrim Group, Inc., to Exhibit 2 to Form 8-K Pilgrim Management Corporation, relating to an event of
                  Pilgrim Distributors  Corporation   December 7, 1994
                  and Palomba Weingarten

         10.5.1 Third Amended and Restated Credit Incorporated by reference Agreement dated as of July 31, to Exhibit 10.1 to the 1998 by and between Pilgrim Registrant's June 30, 1998
                  America  Capital  Corporation and   Form 10-Q
                  Pilgrim America Group Inc. and US
                  Bank  National   Association  and
                  exhibits thereto.

         10.21    Portfolio   Management  Agreement   Incorporated  by reference
                  among PII, HSBC Asset  Management   to  Exhibit  10.22  of the
                  Americas,  Inc.  and  HSBC  Asset   1995 Form 10-K
                  Management   Hong  Kong  Limited,
                  dated April 27, 1995

         10.22    Portfolio   Management  Agreement   Incorporated  by reference
                  dated May 1,  1995,  between  PII   to  Exhibit  10.23  of the
                  and CRM Advisors, LLC               1995 Form 10-K

         10.24    Investment  Management  Agreement   Incorporated  by reference
                  dated  June 6, 1995  between  PII   to  Exhibit  10.25  of the
                  and   Pilgrim   America   Masters   1995 Form 10-K
                  Series, Inc.

         10.25 Investment Management Agreement Incorporated by reference dated April 7, 1995, between PII to Exhibit 99.5 of Form
                  and  Pilgrim   Investment  Funds,   8-K/A   Amendment  No.  2,
                  Inc.  on  behalf  of its  Pilgrim   Event  dated  December  7,
                  High Yield Fund Series              1994

         10.26 Investment Management Agreement Incorporated by reference dated April 7, 1995 between PII to Exhibit 99.4 of Form
                  and Pilgrim Government Securities   8-K/A   Amendment  No.  2,
                  Income Fund                         Event  dated  December  7,
                                                      1994

         10.27 Investment Management Agreement Incorporated by reference dated April 7, 1995, between PII to Exhibit 99.1 of Form
                  and Pilgrim Prime Rate Trust        8-K/A,  Amendment  No.  2,
                                                      Event  date   December  7,
                                                      1994

                                                      Page or Method of Filing
                                                      ------------------------
         10.28 Investment Management Agreement Incorporated by reference dated April 7, 1995, between PII to Exhibit 99.3 of Form
                  and Pilgrim Regional  BankShares,   8-K/A,  Amendment  No.  2,
                  Inc.                                Event  dated  December  7,
                                                      1994

         10.29 Investment Management Agreement Incorporated by reference dated April 7, 1995, between PII to Exhibit 99.2 of Form
                  and  Pilgrim   Investment  Funds,   9-K/A,  Amendment  No.  2,
                  Inc.   on   behalf   of   Pilgrim   Event  dated  December  7,
                  MagnaCap Fund Series                1994

         10.30 Administration Agreement amended Incorporated by reference and restated as of April 7, 1995, to Exhibit 99.6 of Form
                  between  PGI  and  Pilgrim  Prime   8-K/A,  Amendment  No.  2,
                  Rate Trust                          Event  dated  December  7,
                                                      1994

         10.31 Distribution Plan dated April 7, Incorporated by reference 1995, between PII and Pilgrim to Exhibit 99.7 of Form
                  Investment Funds, Inc. on behalf 8-K/A, Amendment No. 2, of its Pilgrim MagnaCap Fund Event dated December 7
                  series and PSI                      1994

         10.32 Distribution Plan dated April 7, Incorporated by reference 1995, between PII and Pilgrim to Exhibit 99.8 of Form
                  Investment  Funds, Inc. on behalf   8-K/A,  Amendment  No.  2,
                  of its  Pilgrim  High  Yield Fund   Event  dated  December  7,
                  series and PSI                      1994

         10.33 Distribution Plan dated April 7, Incorporated by reference 1995, between Pilgrim Government to Exhibit 99.9 of Form
                  Securities  Income Fund, Inc. and   8-K/A,  Amendment  No.  2,
                  PSI                                 Event  dated  December  7,
                                                      1994

         21       Subsidiaries of Registrant          Incorporated  by reference
                                                      to  Exhibit 21 of the 1995
                                                      Form 10-K

         23       Consent of KPMG Peat Marwick LLP    Included     in     Report
                                                      at Financial     Statement
                                                      Schedule

         24       Powers of Attorney                  See Signature Page

         27       Financial Data Schedule


  (d) Reports on Form 8-K

      None

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report of Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized this 9th day of December 1998.

                                       PILGRIM AMERICA CAPITAL CORPORATION
                                       a Delaware corporation


                                       By: /s/ Robert W. Stallings
                                           -------------------------------------
                                           Robert W. Stallings
                                           Chairman of the Board,
                                           Chief Executive Officer and President

                                POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Stallings and James R. Reis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                                     Date
---------                    -----                                     ----

/s/ Robert W. Stallings      Chairman of the Board, Chief       December 9, 1998
-------------------------    Executive Officer-and-President
Robert W. Stallings          (Principal Executive Officer)


/s/ James R. Reis            Vice Chairman and Chief            December 9, 1998
-------------------------    Financial Officer-(Principal
James R. Reis                Accounting Officer)


/s/ John C. Cotton           Director                           December 9, 1998
-------------------------
John C. Cotton


 /s/ Roy A. Herberger, Jr.   Director                           December 9, 1998
-------------------------
Roy A. Herberger, Jr.


/s/ John M. Holliman, III    Director                           December 9, 1998
-------------------------
John M. Holliman, III


/s/ Stephen A. McConnell     Director                           December 9, 1998
-------------------------
Stephen A McConnell


/s/ Paul J. Renze            Director                           December 9, 1998
-------------------------
Paul J. Renze

          Independent Auditors' Report Consent and Report on Schedules



The Board of Directors
Pilgrim America Capital Corporation:

The audits referred to in our report dated October 7, 1998, except as to notes 1(b), 12 and 15 to the consolidated financial statements which are as of November 16, 1998, included the related financial statement schedules as of September 30, 1998 and 1997 and for each of the years in the three-year period ended September 30, 1998. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements No. 333-23051, No. 333-06591, No. 333-61274 and No. 33-64738 on Form S-8 of Pilgrim
America Capital Corporation of our report dated October 7, 1998, except as to notes 1(b), 12 and 15 to the consolidated financial statements which are as of November 16, 1998, relating to the consolidated balance sheets of Pilgrim America Capital Corporation and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998 and our report dated December 11, 1998 included in the preceding paragraph, which reports appear in the September 30, 1998 annual report on Form 10-K of Pilgrim America Capital Corporation.

                                      /s/KPMG Peat Marwick LLP



December 14, 1998
Los Angeles, California

--------------------------------------------------------------------------------
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PILGRIM AMERICA CAPITAL CORPORATION

IN THOUSANDS
--------------------------------------------------------------------------------
Condensed Balance Sheets
                                               September 30,   September 30,
                                                   1998            1997
                                               -------------   ------------
Assets:
Cash and cash equivalents ................       $    267        $     --
Investments ..............................            375           2,990
Investments in subsidiaries ..............         48,729          39,352

Note receivable ..........................          4,136           3,976

Receivables ..............................             --             225
Due from subsidiaries ....................         23,685              --
Deferred tax asset .......................          1,032           1,990
Other assets .............................            819             615
                                                 --------        --------

Total assets .............................       $ 79,043        $ 49,148
                                                 ========        ========
Liabilities and Stockholders' Equity:
Notes payable ............................       $ 30,375        $  5,475
Due.to subsidiaries ......................             --             252
Other liabilities ........................          2,104           1,668
                                                 --------        --------
Total liabilities ........................         32,479           7,395
                                                 --------        --------
Common stock .............................             81              54
Less: Treasury stock .....................        (12,530)         (8,623)
Additional paid in capital ...............         48,790          48,795
Unrealized gain on investments ...........            (73)            538
Retained earnings ........................         10,296             989
                                                 --------        --------
  Total stockholders' equity .............         46,564          41,753
                                                 --------        --------
Total liabilities and stockholders'
  equity .................................       $ 79,043        $ 49,148
                                                 ========        ========

Condensed Statement of  Earnings
                                               For the Years Ended September 30,
                                                 1998         1997        1996
                                               -------      -------     -------
Equity in  earnings of subsidiaries ......     $ 9,396      $ 8,289     $   588
Other gain (loss) ........................         (89)       1,091        (240)
Income tax benefit .......................          --        2,344          --
                                               -------      -------     -------
Net earnings .............................     $ 9,307      $11,724     $   348
                                               =======      =======     =======

Condensed Statements of Cash Flows
                                               For the Years Ended September 30,
                                                  1998       1997       1996
                                                  ----       ----       ----
Net cash provided by (used in)
 operating activities ........................  $(13,698)   $  400    $ 6,940
                                                --------    ------    -------
Net cash used in investing activities ........    (7,050)     (439)       (13)
                                                --------    ------    -------
Redemption of preferred stock ................        --        --       (338)
Term debt borrowings .........................    24,900        --         --
Purchase of partial shares for stock split ...        (2)       --         --
Purchase of treasury stock ...................    (3,907)       --     (6,615)
Purchase of stock options ....................        24        36         --
                                                --------    ------    -------
Net cash provided by (used in)
 financing activities ........................    21,015        36     (6,953)
                                                --------    ------    -------
Increase(decrease) in cash and
 cash equivalents ............................       267        (3)       (26)
Cash and cash equivalents, beginning
 of period ...................................        --         3         29
                                                --------    ------    -------
Cash and cash equivalents, end of period .....  $    267    $   --    $     3
                                                ========    ======    =======

--------------------------------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
PILGRIM AMERICA CAPITAL CORPORATION

IN THOUSANDS
--------------------------------------------------------------------------------

          Column A               Column B            Column C             Column D     Column E
-----------------------------  ------------  -------------------------  ------------   --------
                                                   Additions
                                             -------------------------
                                Balance at   Charged to   Charged from                  Balance
                                beginning     costs and     to) other                   at end
        Description             of period    expenses(3)    accounts    Deductions(1)  of period
        -----------             ---------    -----------    --------    -------------  ---------
YEAR ENDED SEPTEMBER 30, 1998
Allowance for repurchases         $  725    $  --           $   381       $  (319)       $  787
Allowance for losses                 613       --              (381)         (118)          114


YEAR ENDED SEPTEMBER 30, 1997
Allowance for restructuring       $  201    $  --           $  (103)      $   (98)       $   --
                                  ------    -----           -------       -------        ------
Allowance for repurchases          1,930       --              (709)         (496)          725
Allowance for losses                 893     (696)(3)         1,086          (670)          613
Allowance for contingencies(2)     2,554       --              (407)       (2,147)           --

YEAR ENDED SEPTEMBER 30, 1996
Allowance for restructuring       $  328    $  --           $    --       $  (127)       $  201
Allowance for repurchases          3,171       --                --        (1,241)        1,930
Allowance for losses               1,003       --                58          (168)          893
Allowance for contingencies(2)     3,000       --               528          (974)        2,554

(1)  Actual  losses   charged   against   allowance,   net  of  recoveries   and
     reclassifications

(2) The contingency allowance was established based on a lawsuit filed against the Company by the Resolution Trust Corporation. This lawsuit was settled in Fiscal 1997.

(3) The Company determined that the allowance for discontinued operations was overstated and recorded income from discontinued operations (see the Statement of Earnings "Earnings (loss) from discontinued mortgage business, net of tax").