Form 10KSB40/A
period 1998-09-30
PILGRIM AMERICA CAPITAL CORP
filed 1998-12-31
CIK 882860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                  AMENDMENT TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Form 10-K") as follows:

1. In Part IV, Item 14 of the Form 10-K, Note 8 to the Consolidated Financial Statements, the first paragraph of Note 8 is deleted in its entirety and is replaced by the following:

"(8) Stockholders' Equity

     Between January 1998 and September 1998, the Company repurchased 216,650 shares of its common stock at a total purchase price of $3.9 million. The purchases were made in open market transactions pursuant to a previously announced authorization by the Company's Board of Directors to repurchase up to 750,000 shares of common stock based on market conditions."


2. In Part IV, Item 14 of the Form 10-K, Note 15 to the Consolidated Financial Statements is deleted in its entirety and is replaced by the following:

"(15) Subsequent Event

     On November 9, 1998, PSI signed a Letter of Intent to sell its September 30, 1998 DAC Asset for $26.5 million, which approximated book value, as well as the right to receive .75% annually of the future distribution fees and the contingent deferred sales charges from the related Class B shares. Under the related agreements, the Company will also sell its DAC Asset on future Class B share sales to the purchaser through November 30, 1999. The Purchaser has a right of first refusal on a two year extension thereafter. The Company is required under its existing Credit Agreement to use proceeds in excess of $3.0 million from the sale of its DAC Asset to pay down its borrowings under the Credit Agreement and reduce Credit Agreement borrowings by 50% of the proceeds of the sale in excess of $3 million. The Company's credit facility will be reduced by approximately $11.8 million as a result of this transaction. The transaction should result in no gain or loss since the sales price approximated book value.

     On October 8, 1998, the Company's Board of Directors approved repurchasing 500,000 shares of the Company's common stock after the 750,000 shares are repurchased from the October 1997 Board approval. In October 1998, the Company repurchased 255,000 shares of the Company's common stock at a total purchase price of $4.4 million."

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report on Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized this 30th day of December 1998.


                                       PILGRIM AMERICA CAPITAL CORPORATION
                                       a Delaware corporation



                                       By: /s/ Robert W. Stallings
                                           -------------------------------
                                           Robert W. Stallings
                                           Chairman of the Board,
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                       Title                         Date
      ---------                       -----                         ----


/s/ Robert W. Stallings     Chairman of the Board, Chief
-------------------------   Executive Officer and President
    Robert W. Stallings     (Principal Executive Officer)     December 30, 1998


/s/ James R. Reis           Vice Chairman and Chief
-------------------------   Financial Officer
    James R. Reis           (Principal Accounting Officer)    December 30, 1998

          *
-------------------------
John C. Cotton              Director                          December 30, 1998

          *
-------------------------
Roy A. Herberger, Jr.       Director                          December 30, 1998

          *
-------------------------
John M. Holliman, III       Director                          December 30, 1998

          *
-------------------------
Stephen A McConnell         Director                          December 30, 1998

          *
-------------------------
Paul J. Renze               Director                          December 30, 1998

          *
-------------------------
By: James R. Reis
    Attorney-In-Fact                                          December 30, 1998