Form 10-K405/A
period 1998-09-30
PILGRIM AMERICA CAPITAL CORP
filed 1999-01-19
CIK 882860

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 2 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Form 10-K") as follows:

     The Amendment effects Notes 8 and 15 of Part II, Item 8 and does not effect the Consolidated Balance Sheets, Consolidated Statements of Earnings, Consolidated Statements of Stockholders' Equity or the Consolidated Statements of Cash Flows.

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

                       PILGRIM AMERICA CAPITAL CORPORATION
                   NOTES TO CONSOLDATED FINANCIAL STATEMENTS


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

(8) Stockholders' Equity

         Between January 1998 and September 1998, the Company repurchased 216,650 shares of its common stock at a total purchase price of $3.9 million. The purchases were made in open market transactions pursuant to a previously announced authorization by the Company's Board of Directors to repurchase up to 750,000 shares of common stock based on market conditions.

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

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report on Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of January 1999.

                                 PILGRIM AMERICA CAPITAL CORPORATION
                                 a Delaware corporation


                                 By:  /s/ Robert W. Stallings
                                 ----------------------------------------------
                                          Robert W. Stallings
                                          Chairman of the Board,
                                          Chief Executive Officer and President