Form 10-Q
period 1998-12-31
PILGRIM AMERICA CAPITAL CORP
filed 1999-02-11
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998
                         Commission File Number 0-19799

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

             40 North Central Avenue, Suite 1200, Phoenix, AZ 85004
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        (602) 417-8100
                                                   -----------------------------

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

        5,322,477 Shares of Common Stock outstanding on January 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

     Item 1. Financial Statements

          (a)  Condensed Consolidated Financial Statements ...................3

          (b)  Notes to Condensed Consolidated Financial Statements ..........6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............................9

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ...............................15

     Signatures .............................................................16

ITEM 1. FINANCIAL STATEMENTS

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    December 31,   September 30,
                                                       1998            1998
--------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                           $  1,104       $    763
  Investments                                           22,979         18,808
  Accounts receivable                                      441            438
  Notes receivable                                       4,136          4,136
  Costs assigned to management contracts
    acquired, less accumulated amortization
    of $4,846 and $4,523                                27,417         27,740
  Furniture, fixtures and equipment, less
    accumulated depreciation of $608 and $536              978            879
  Deferred acquisition costs, less accumulated
    amortization of $71 and $3,442                       1,534         26,562
  Other assets                                           3,821          4,169
                                                      --------       --------
TOTAL ASSETS                                          $ 62,410       $ 83,495
                                                      ========       ========
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Current income taxes payable                        $  1,554       $   --
  Notes payable                                          8,175         30,375
  Accrued compensation                                   3,558          2,763
  Accounts payable and accrued expenses                  3,778          3,793
                                                      --------       --------
         Total liabilities                              17,065         36,931
                                                      --------       --------

Stockholders' equity:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 8,085,722 and 8,081,722 shares issued,
    with 5,337,477 and 5,588,477 shares outstanding
    at December 31, 1998 and September 30, 1998             81             81
  Less: Treasury stock of 2,748,245 and 2,493,245 at
    December 31, 1998 and September 30, 1998           (16,958)        12,530)
  Additional paid-in capital                            48,805         48,790
  Retained earnings                                     13,427         10,296
  Accumulated other comprehensive earnings
    Unrealized loss on investments, net of tax             (10)           (73)
                                                      --------       --------
         Total stockholders' equity                     45,345         46,564
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 62,410       $ 83,495
                                                      ========       ========

-----------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three months ended
                                                             December 31,
                                                        1998             1997
--------------------------------------------------------------------------------

REVENUES:
  Management and administrative fees                 $    6,750       $    5,036
  Private account management fees                         3,213              688
  Distribution fees                                       1,223            1,135
  Commissions                                               221              260
  Investment and other income                             1,250              438
                                                     ----------       ----------
    Total revenues                                       12,657            7,557
                                                     ----------       ----------
EXPENSES:
  General and administrative                              4,115            2,158
  Selling                                                 2,602            1,600
  Interest expense                                          166              154
  Amortization and depreciation                             431              799
                                                     ----------       ----------
    Total expense                                         7,314            4,711
                                                     ----------       ----------

Earnings before income taxes                              5,343            2,846

Income taxes                                              2,212            1,178
                                                     ----------       ----------

NET EARNINGS                                         $    3,131       $    1,668
                                                     ==========       ==========
Earnings  per common and
common equivalent share

Basic:
Net earnings                                         $     0.59       $     0.29
                                                     ==========       ==========

Shares used in per share calculation                  5,344,890        5,799,495
                                                     ==========       ==========
Diluted:
Net earnings                                         $     0.51       $     0.25
                                                     ==========       ==========

Shares used in per share calculation                  6,122,891        6,585,558
                                                     ==========       ==========
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                             Three months ended
                                                                December 31,
                                                              1998        1997
--------------------------------------------------------------------------------
Net earnings                                                $ 3,131     $ 1,668

Other comprehensive earnings, net of tax
  Unrealized holding gains (losses) arising
    during the period                                            63         (38)
  Less:  Reclassification adjustment for gains
  included in net earnings                                     --          (129)
                                                            -------     -------

Comprehensive earnings                                      $ 3,194     $ 1,501
                                                            =======     =======
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                            For the Three Months
                                                             Ended December 31,
--------------------------------------------------------------------------------
                                                               1998      1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                 $  3,131  $  1,668
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Amortization and depreciation                                   409       799
  Gain on sale of investments                                      --      (219)
  Gain on sale of deferred acquisition costs                     (153)       --
  (Increase) decrease in accounts receivable                       (3)       16
  Increase in deferred acquisition costs due to subscriptions  (4,108)   (3,895)
  Decrease in deferred acquisition costs due to redemptions      --          75
  Net change in deferred  tax asset/ current tax liability      2,290     1,178
  Increase in operating liabilities                               780       782
  Increase in other operating assets                             (429)     (674)
                                                             --------  --------
Net cash provided by (used in) operating activities             1,917      (270)
                                                             --------  --------
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Pilgrim Funds                                      --        (9)
  Sale of Pilgrim Funds                                            --     1,180
  Investments in Private Accounts                              (4,045)   (4,750)
  Sales of furniture, fixtures and equipment                       --         4
  Purchases of furniture, fixtures and equipment                 (171)     (205)
                                                             --------  --------
Net cash used in investing activities                          (4,216)   (3,780)
                                                             --------  --------
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                   (4,428)       --
  Proceeds from exercise of stock options                          15        --
  Proceeds from sale of deferred acquisition costs             29,253        --
  Term debt borrowing (repayment)                             (22,200)    4,350
                                                             --------  --------
  Net cash provided by financing activities                     2,640     4,350
                                                             --------  --------
  Net  increase  in cash and cash equivalents                     341       300
  Cash and cash equivalents, beginning of period                  763       219
                                                             --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  1,104  $    519
                                                             ========  ========
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  Interest paid                                              $    465  $     51
  Income taxes paid                                                68        --
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION. The accompanying condensed consolidated financial statements of Pilgrim America Capital Corporation and its subsidiaries (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1998 which are included in the Company's Form 10-K-A.

The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim Group, Inc. ("PGI") and PGI's wholly owned subsidiaries, Pilgrim Investments, Inc. ("PII"), a registered investment advisor, and Pilgrim Securities, Inc., ("PSI"), a registered broker/dealer (collectively "Pilgrim"). The condensed consolidated financial statements also include the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp. ("EAMC"), and EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investment Inc.-2.

The activities of the Company consist primarily of providing investment management and related services to various open-end and closed-end investment companies (each a "Fund" and collectively the "Pilgrim Funds" or the "Funds") and Private Accounts operating under the Pilgrim name. The results of operations reported in the condensed consolidated financial statements reflect these investment management activities.

COSTS ASSIGNED TO MANAGEMENT CONTRACTS ACQUIRED. Costs assigned to management contracts acquired represent the fair value of the investment management rights acquired through the acquisition in April 1995 of such management contracts (the "Acquisition") and also represent the excess of the purchase price (including liabilities assumed) over the fair value of net assets acquired and resulting costs from the Acquisition. These amounts are being amortized on a straight-line basis over 25 years.

The Company periodically analyzes costs assigned to management contracts acquired to determine whether any impairment in value has occurred. Based upon anticipated future cash flows from operations, in the opinion of management there has been no impairment.

DEFERRED ACQUISITION COSTS. The Company pays commissions of up to 4.00% to authorized broker-dealers at the time that certain Fund shares are sold. The commissions are recovered via distribution fees received from the related shares and contingent deferred sales charges ("CDSC"s) received should the shareholders redeem shares during a specified period (up to six years). Such commission costs are capitalized as Deferred Acquisition Costs ("DAC") and amortized over the period that the CDSC is in effect. On December 11, 1998, the Company sold without recourse its existing DAC asset related to certain of the Funds' shares (the "B Shares") and has agreed to sell DAC assets generated on future B Share sales through November 1999. The Company funds the DAC daily and sells the asset monthly. The purchaser of the DAC asset is entitled to 0.75%, annualized, in distribution fees paid from B Share assets and all CDSCs received from any redemptions of the related B Shares. Prior to the sale of the DAC asset, the Company amortized the B Share DAC over a six-year period, which is the period during which the CDSC is in effect for such Shares.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX. Deferred tax assets and liabilities are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Based on management's analysis, it is anticipated that all the deferred tax assets will be utilized, therefore, no valuation allowance has been established as of December 31, 1998.

NET EARNINGS PER SHARE. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents, including stock options, during the period.

Shares outstanding and the net EPS per share data reported for the quarter ended December 31, 1997, have been restated to give retroactive recognition to a 50% stock dividend accounted for as a 3 for 2 stock split that occurred in the third quarter of Fiscal 1998.

The following is a reconciliation of the basic and diluted EPS computations for the three months ended (amounts in thousands, except per share amounts):

                                                     December 31,   December 31,
                                                         1998           1997
                                                     ------------   ------------
Net earnings for basic and diluted EPS               $      3,131   $      1,668
                                                     ============   ============
Shares of common stock and common
  stock equivalents:

  Average number of common shares used in
    basic computation                                       5,345          5,799
  Effect of dilutive securities - options                     778            787
                                                     ------------   ------------
  Average shares used in diluted                            6,123          6,586
                                                     ============   ============
Net earnings per share:
  Basic                                              $       0.59   $       0.29
                                                     ============   ============
  Diluted                                            $       0.51   $       0.25
                                                     ============   ============

COMPREHENSIVE INCOME. Effective December 31, 1998 the Company has adopted SFAS No. 130 "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes to equity during a period except those resulting from investments by owners and distribution to owners. The SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The SFAS requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and
(2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial condition. No earnings per share disclosure of the effect of comprehensive income is required under the SFAS. The SFAS is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for a comparative purpose is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is a holding company that, through its wholly owned subsidiaries, provides investment management and related services for seven open-end Funds, one closed-end Fund and five Private Accounts.

RESULTS OF OPERATIONS

The following table presents comparative quarterly data regarding assets under management, Fund share sales, and increases in Private Account assets for the four quarters ended December 31, 1998

                                              PILGRIM FUNDS
                                      SELECTED FUND DATA (UNAUDITED)
                                         FOR THE QUARTERS ENDED,
                                                ($000,000)
                              --------------------------------------------------
                              December 31,  September 30,  June 30,    March 31,
                                  1998         1998         1998        1998
                               ---------    ---------    ---------    ---------
OPEN-END FUNDS:
  Beginning Assets             $ 1,614.3    $ 1,786.3    $ 1,508.1    $ 1,153.3
  Direct Sales                     178.7        210.0        359.3        307.8
  Direct Redemptions               (85.1)       (91.7)       (51.9)       (48.9)
  Exchanges In (Out)(1)              2.1         (8.5)         4.1         (4.1)
  Investment Activities (2)        189.9       (281.8)       (33.3)       100.0
                               ---------    ---------    ---------    ---------
  Ending Assets                  1,899.9      1,614.3      1,786.3      1,508.1

CLOSED-END FUNDS:
  Beginning Assets               1,663.4      1,574.6      1,473.2      1,453.8
  Direct Sales (4)                  28.0         71.6         71.5         --
  Investment Activities (2)         59.9         17.2         29.9         19.4
                               ---------    ---------    ---------    ---------
  Ending Assets                  1,751.3      1,663.4      1,574.6      1,473.2

PRIVATE ACCOUNTS:
  Beginning Assets               1,896.0      1,378.5        870.0        587.3
  Increases (3)                    172.3        517.5        508.5        282.7
                               ---------    ---------    ---------    ---------
  Ending Assets                  2,068.3      1,896.0      1,378.5        870.0
                               ---------    ---------    ---------    ---------
Ending Assets Under
  Management                   $ 5,719.5    $ 5,173.7    $ 4,739.4    $ 3,851.3
                               =========    =========    =========    =========

(1)  Net exchanges from (to) the company's sponsored money market fund.

(2) Investment activities include net investment income, realized gain/(loss), change in appreciation/(depreciation) and net cash distributions to shareholders. Investment activities for closed-end funds include assets acquired using borrowed funds.

(3) Includes assets accumulated in private account transactions which had not closed as of the related quarter end date. Such transactions were in the ramp up stages at those dates.

(4) Registration statements covering securities to be issued pursuant to a cash Purchase Plan and a Shelf Offering for Prime Rate Trust (the "Programs") were filed with the Securities and Exchange Commission and are now effective.

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1997

Net earnings for the December 31, 1998 quarter amounted to $3.1 million or $.51 per diluted share compared to net earnings of $1.7 million or $.25 per diluted share for the quarter ended December 31, 1997.

REVENUES. Revenues for the December 31, 1998 quarter were $12.6 million an increase of $5.1 million or 67% over revenues for the December 31, 1997 quarter.

Management and administrative fees, the Company's largest revenue source, were $6.7 million in the current quarter, an increase of $1.7 million or 34% compared to the December 31, 1997 quarter. These revenues are derived from the Company's open-end and closed-end Funds, which averaged $3.5 billion in assets under management during the current quarter, an increase of $1.1 billion or 43.3% over Fund assets under management in the quarter ended December 31, 1997. Private Account management fees increased $2.5 million or 367% over the comparable quarter as a result of the increase of Private Account average assets under management of $1.5 billion or 296%

Distribution fees of $1.2 million, for the quarter ended December 31, 1998 increased $88,000 or 8% compared to the quarter ended December 31, 1997, even though fund assets which generate distribution fee income increased $746 million or 65% during the comparable quarters. The nominal increase in distribution fee income is attributable to the fact that the Company sold its DAC asset and the related rights to receive .75% of the 1.00% annualized distribution fees paid by the Funds' B Share assets effective September 30, 1998. Accordingly, no related distribution fees were recorded during the current quarter.

Investment and other income for the December 31, 1998 quarter was $1.2 million, an increase of $812,000 or 185% over the December 31, 1997 quarter. This increase was primarily due to the increase in the Company's investments in the Private Accounts that it manages, which was partially reduced by a $219,000 gain the Company recognized in the December 1997 quarter due to the sale of cash investments made initially in the Pilgrim Funds at the time the Funds were established. Private Account investments totaled $22.4 million at December 31, 1998 compared to $4.8 million at December 31, 1997.

EXPENSES. Total expenses, excluding amortization, depreciation and interest expense, for the current quarter were $6.7 million an increase of $3.0 million or 81% compared to the December 31, 1997 quarter. This increase in expenses was primarily a result of a $2.0 million increase in general and administrative expenses due to an increase in personnel and compensation and a $1.0 million increase in selling expenses primarily related to an increase in the Company's personnel costs for sales and marketing.

Interest expense increased to $166,000 in the quarter ended December 31, 1998 an increase of $12,000 or 8% compared to the quarter ended December 31, 1997. The relatively flat interest expense between quarters is primarily attributable to the sale of the DAC asset in December 1998. The Company was reimbursed by the purchaser of the DAC asset for the interest expense that the Company incurred on related borrowings between the effective date of sale, September 30, 1998 and the date the funds were received, at the closing of transaction in December 1998. The funds received in December from the sale of the DAC asset were used to pay down debt outstanding under the Company's Credit Agreement (see "Liquidity").

Amortization and depreciation expenses decreased $368,000 primarily as a result of the sale of the DAC asset. The DAC assets consisted of commissions paid on the sale of certain Fund shares. Prior to the sale of the DAC asset, these commissions were capitalized and amortized over a six-year period.

SUBSEQUENT EVENT

The Company entered into an agreement with the investment management firm of Nicholas-Applegate Capital Management of San Diego, California to acquire the rights to manage and distribute eleven open-end retail Nicholas-Applegate Mutual Funds with net assets totaling $1.4 billion. The agreement is subject to the approval of the Funds' trustees and shareholders and review by regulatory agencies. The transaction is expected to close in May or June of 1999. The purchase price to be paid at closing is approximately $22.5 million, adjusted for sales, redemptions and changes in market value of the funds prior to close. As of February 1, 1999, the Company became the distributor of the Nicholas-Applegate open-end retail mutual funds.

LIQUIDITY

The Company's principal liquidity needs arise in connection with general and administrative expenses, selling expenses, including commissions paid by the Company in connection with the sale of Fund shares, and investments made by the Company in connection with the management of Private Accounts. The Company's principal sources of liquidity and capital resources include cash flow from operations and borrowings available under a $43.3 million credit agreement ("the Credit Agreement"). During the first three months of fiscal 1999, the Company's operations provided cash of $1.9 million and the Company used $4.2 million in its investing activities of which $4.0 million was used to purchase an investment in a new Private Account asset. The Company had a net increase in cash from financing activity due to the $29.3 million received from the sale of the DAC asset offset by $4.4 million in purchases of the Company's stock and a decrease in borrowings of $22.2 million.

One of the Company's principal uses of cash is the payment of commissions in connection with the sale of B Shares. Such costs are capitalized as DAC assets and are recovered through distribution fees and CDSC fees received from the B Share assets. On December 11, 1998, the Company sold its September 30, 1998 DAC asset for $26.5 million and agreed to sell any DAC assets generated through B Share sales through November, 1999, with a right of first refusal on a two-year extension thereafter. The purchaser of the DAC asset is entitled to 0.75%, annualized, in distribution fees paid from B Share assets and all CDSCs received from any redemptions of the related B Shares. The Company's inability to sell its future DAC assets or to borrow to fund commissions could have an adverse affect on the Company's ability to finance the continued sale of open-end Fund B Shares.

The Company uses a significant portion of its cash to invest in Private Accounts that it manages. The Company may be required to invest an agreed upon percentage in each new Private Account on the date the transaction closes. The Company's inability to generate funds from operations or to borrow funds needed to invest in new Private Accounts could have an adverse effect on the Company's ability to continue to close and manage additional Private Account assets. As of December 31, 1998 the Company had $22.4 million in investments in Private Accounts, which are accounted for under the equity method.

The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Credit Agreement. The Company's Credit Agreement was amended and restated on December 22, 1998, and allows the Company or the Company's wholly owned subsidiary Pilgrim Group, Inc ("PGI") to borrow up to $43.3 million. The borrowings can be used for various purposes including (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge, (iv) financing Private Account investments and
(v) repurchasing Company stock. The agreement contains restrictive covenants which require PGI and the Company to maintain certain financial ratios and prohibits certain "restricted payments" including dividends by the Company to its shareholders. Borrowings under the Credit Agreement are collateralized by a pledge by the Company of the stock of PGI, by a pledge of PGI of the stock of its wholly owned subsidiaries, by a security interest in the assets of the Company, PGI and PGI's wholly owned subsidiaries, Pilgrim Investments, Inc. ("PII") and Pilgrim Securities, Inc., and by a guarantee by PGI's wholly owned subsidiary, PII.

At December 31, 1998 the Company had borrowings of approximately $8.2 million outstanding under the Credit Agreement and had approximately $35.1 million additional borrowings available.

On August 5, 1997, the Company's  Board of Directors  approved  purchasing up to
750,000 shares of its common stock from time to time in open market transactions. The Company will use cash generated from operations or borrowings obtained under the Credit Agreement to purchase the shares. As of January 31, 1999 the Company had purchased 486,650 shares pursuant to this authorization. In August 1998, the Company's Board of Directors approved the purchase from time to time of additional 500,000 shares of common stock.

YEAR 2000

Many existing computer programs only use two digits to identify a year in the date field. The change from 1999 to 2000 may cause many computer applications to fail or create erroneous results. The endeavor to correct this year 2000 problem has commonly become known as Y2K and affects virtually all companies.

The Company is working to ensure that its information technology systems ("systems") will, along with those of its third party service providers ("third parties" or "third party"), continue to function properly upon the arrival of the year 2000. The Company has developed and is implementing a comprehensive Y2K plan (the "plan") to complete all internal system upgrades or conversions by the fourth quarter of fiscal 1999. A significant part of the plan involves upgrading hardware and software to newer versions that have been certified to be Y2K compliant. To date, most of the Company's current hardware and software systems have been certified, by the manufacturers, as Y2K compliant. Based on the Company's plan, it is estimated that incremental expenses for the Y2K project will not have a material impact on the Company's operations or financial results. To date, the Company has spent approximately $751,000 on upgrading its hardware and software systems to those that are Y2K compliant and to accommodate the Company's growth. The Company estimates that the remaining cost to complete the implementation of the plan will be between $200,000 and $500,000. The Company will use its own cash or to the extent available borrow from its line of credit for any Y2K expenditure. It is the Company's policy to capitalize all costs for hardware and software that have a useful life of over one-year. The cost of these assets will be depreciated based on the estimated useful life. Costs for remediation and testing are expensed as incurred.

The Company is measuring its progress by following the three action phases outlined in its plan: Assessment, Remediation/Implementation and Testing. The Assessment phase included completing an inventory of all-internal and external systems, office equipment, third party dependencies, physical facilities, business issues and creating a budget and strategy to address the Y2K issue. The Remediation/Implementation phase includes upgrading or replacing hardware and software systems, issuance of Company statements of Y2K readiness, compliance with regulatory disclosure requirements, development of a Y2K contingency plan and contacting and monitoring third parties. The Testing phase includes several levels of testing some of which rely upon the third parties. The Company must test internal systems on a stand-alone basis and also complete point-to-point testing with some of its third parties. Additionally, the Company will obtain the results of certain third party testing that will be conducted on behalf of the Company and its affiliates on an industry wide basis. Below is a table that summarizes the status of the Company's Y2K readiness.

                             Status of Y2K Readiness
--------------------------------------------------------------------------------
      Y2k Plan Phase              % Completed         Completion Target Date
                             As of February 1, 1999
--------------------------------------------------------------------------------
Assessment                           100%                    01/31/99

Remediation/Implementation            85%                    09/30/99

Testing                               75%                    10/31/99
--------------------------------------------------------------------------------

The Company's core business activities are highly dependent upon certain third parties that are classified as Y2K "mission critical". A failure of any single mission critical third party or combination of parties could likely have a material negative impact to the Company' ability to conduct its business. As part of its plan, the Company has been monitoring the Y2K progress of such mission critical third parties. To date based upon written disclosures provided by such third parties, the Company has not received any significant indication that a mission critical third party will likely experience a Y2K failure.

Below is a summary table that sets forth the most current Y2K status as disclosed by certain of the Company's mission critical third parties:

                    Mission Critical Third Party - Y2K Status

--------------------------------------------------------------------------------
Third Party                        Current Status                    Last Update
--------------------------------------------------------------------------------
Funds Transfer Agent  The five major systems of the TA system are generally Y2K ready. Testing will continue through
                      the second quarter of 1999.                          1/99
--------------------------------------------------------------------------------
Funds Custodian       The information technology (IT) applications:       11/98
                      Correction                97% complete
                      Testing & Implementation  91% complete
                      Level 2 Testing           75% Complete
                      Level 3 Testing           51% Complete
                      72% of the sub-custodians indicate Y2K readiness by 12/98.
--------------------------------------------------------------------------------
Funds Accounting      On target to achieve goal of Y2K compliant
Agent                 production environment by 12/98.                     10/98
--------------------------------------------------------------------------------
Communication         Both vendors have remediation and renovation
Vendors               well under way.                                      11/98
--------------------------------------------------------------------------------
Electrical Vendor     All It and non It systems have been inventoried.
                      All renovations are scheduled for completion by
                      mid 1999.                                             1/99
--------------------------------------------------------------------------------
Corporate Banker      Systems are compliant. Testing continues
                      through mid-1999                                      1/99
--------------------------------------------------------------------------------

The Company is developing a contingency plan with the objective of providing reasonable alternatives to systems, third party vendors, facilities and procedures enabling the Company to conduct its core business operations if confronted with a Y2K failure. The scope of the contingency plan includes mission critical systems, physical facilities and the Company's communication systems. The contingency plan will provide the Company guidance should it or any of the Company's primary third party providers fail to meet its goals and be Year 2000 compliant and includes an alternate vendor list for its third party mission critical providers. The Company has determined that even though it has a list of alternative vendors selected, it cannot ensure that these alternates will be Y2K ready or have the wherewithal to accept the Company business. The Company has also determined that there are some third party mission critical vendors do not have an alternate source. The Company relies heavily on its third party mission critical systems to conduct its day to day business operations and to the extent that its contingency plan fails, the Company's financial condition may be adversely effected.

The Company's ability to manage the Y2K issue is subject to uncertainties beyond its control and actual results could differ materially from what has been discussed above. There are several factors that could effect the Y2K issue for the Company, including; the success of the Company in identifying systems and programs that are affected by Y2K; the amount and nature of testing on internal and external systems that is required; the installation, programming, and systems work related to upgrading or replacing each of the affected programs; the cost, magnitude and availability of labor and consulting to complete the required Y2K projects and the success of the Company's external third party providers and other industry or governmental entities in addressing their Y2K issues and assessing their risks.

The failure of the Company, the Company's mission critical third party providers or other industry or governmental entities to resolve Y2K issues could have a material adverse affect on the Company's business, financial condition, and results of operations. The Company could become the subject of legal claims regarding its inability to operate its business due to Y2K failures by it or any of its mission critical third party vendors. The Company is also regulated by several governmental agencies that may decide to impose fines or sanctions that could adversely effect the Company's ability to do business or in some cases require the Company to cease operations. The Company could also experience a decline in assets under management of investors if its Funds become concerned about the Y2K problem and withdraw their investments. A decline in assets under management would have an adverse effect upon the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENT

When used in this Form 10-Q and in future filings by the Company with the Securities and Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All assumptions, anticipations, expectations and forecasts contained herein are forward looking statements that involve risks and uncertainties. Discussions in Management's Discussion and Analysis about the Company's estimated completion dates for phases of the Company's Year 2000 plan, related cost estimates, statements about possible effects of the year 2000 problem and related contingency plans are also "forward looking" statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and should be read in conjunction with the risk disclosures. The Company wishes to advise readers that the factors in the Year 2000 discussed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 5. ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amended and Restated Credit Agreement Date December 22, 1998
         27.0 Financial Data Schedules

(b)      Reports on Form 8-K.

         None

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PILGRIM AMERICA CAPITAL CORPORATION

Date:  February 9, 1999
                                       /s/ James R. Reis
                                       -----------------------------------------
                                       James R. Reis
                                       Vice-Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)