Form 10-Q
period 1999-03-31
PILGRIM AMERICA CAPITAL CORP
filed 1999-05-11
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999
                         Commission File Number 0-19799


                       PILGRIM AMERICA CAPITAL CORPORATION
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



         5,152,977 Shares of Common Stock outstanding on April 30, 1999
         --------------------------------------------------------------

                                      INDEX




 PART I.  FINANCIAL INFORMATION                                          Page
                                                                         ----



    Item 1.  Financial Statements




             (a) Condensed Consolidated Financial Statements............. 3


             (b) Notes to Condensed Consolidated Financial Statements.... 7



    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 9



PART II.  OTHER INFORMATION




    Item 4.  Submission of Matters to a Vote of Security Holders.........17



    Item 6.  Exhibits and Reports on Form 8-K............................17



    Signatures...........................................................18

ITEM 1. FINANCIAL STATEMENTS


PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          March 31,    September
                                                            1999        30, 1998
--------------------------------------------------------------------------------


ASSETS
   Cash and cash equivalents                                $ 451         $ 763
   Investments                                             21,699        18,808
   Accounts receivable                                      2,511         1,566
   Notes receivable                                         4,139         4,136
   Costs assigned to management contracts acquired,
        less accumulated amortization of $5,168 and
        $4,523                                             27,095        27,740
   Furniture, fixtures and equipment, less accumulated
        depreciation of $671 and $536                       1,278           879
   Deferred acquisition costs, less accumulated
         amortization of $114 and $3,442                      835        26,562
   Incentive management fee receivable                      1,965         1,103
   Other assets                                             1,623         1,938
                                                       -----------   -----------
TOTAL ASSETS                                             $ 61,596      $ 83,495
                                                       ===========   ===========


--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Current income taxes payable                             $ 124           $ -
   Deferred tax liability                                   1,445             -
   Notes payable                                            6,975        30,375
   Accrued compensation                                     1,671         2,763
   Accounts payable and accrued expenses                    3,461         3,793
                                                       -----------   -----------
               Total liabilities                           13,676        36,931
                                                       -----------   -----------


Stockholders' equity:
   Common stock, $.01 par value,  10,000,000 shares
       authorized, 8,085,722 and 8,081,722 shares
        issued, with 5,302,877 and 5,588,477 shares
        outstanding at March 31, 1999 and September
        30, 1998                                               81            81
   Less:  Treasury stock of 2,782,845 and 2,493,245
        at March 31, 1999 and September 30, 1998          (17,757)      (12,530)
   Additional paid-in capital                              48,804        48,790
   Retained earnings                                       16,801        10,296
   Accumulated other comprehensive earnings
        Unrealized loss on investments, net of tax             (9)          (73)
                                                       -----------   -----------
                Total stockholders' equity                 47,920        46,564
                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 61,596      $ 83,495
                                                       ===========   ===========


--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------

                                                        Three months ended              Six months ended
                                                             March 31,                     March 31,
                                                        1999           1998            1999          1998
                                                    ----------------------------   ---------------------------
REVENUES:
   Management and administrative fees                    $ 6,788        $ 5,246        $ 13,538      $ 10,282
   Structured finance products management fees             3,102            965           6,315         1,653
   Distribution fees                                       1,263          1,546           2,486         2,680
   Commissions                                               105            554             326           815
   Investment and other income                               943            994           2,193         1,431
                                                    -------------  -------------   -------------  ------------
          Total revenues                                  12,201          9,305          24,858        16,861
                                                    -------------  -------------   -------------  ------------

EXPENSES:
     General and administrative                            3,882          2,737           7,996         4,895
     Selling                                               2,017          2,229           4,620         3,829
     Interest expense                                        168            238             334           392
     Amortization and depreciation                           429            823             860         1,622
                                                    -------------  -------------   -------------  ------------
          Total expense                                    6,496          6,027          13,810        10,738
                                                    -------------  -------------   -------------  ------------

Earnings before income taxes                               5,705          3,278          11,048         6,123

Income taxes                                               2,331          1,363           4,543         2,541
                                                    -------------  -------------   -------------  ------------

NET EARNINGS                                             $ 3,374        $ 1,915         $ 6,505       $ 3,582
                                                    =============  =============   =============  ============

Earnings per common and
common equivalent share

Basic:

Net earnings                                              $ 0.63         $ 0.33          $ 1.22        $ 0.62
                                                    =============  =============   =============  ============

Shares used in per share calculation                   5,319,620      5,763,182       5,332,394     5,781,539
                                                    =============  =============   =============  ============

Diluted:

Net earnings                                              $ 0.55         $ 0.29          $ 1.06        $ 0.54
                                                    =============  =============   =============  ============

Shares used in per share calculation                   6,127,957      6,598,157       6,122,852     6,593,027
                                                    =============  =============   =============  ============

--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                             Three months ended        Six months ended
                                                                                 March 31,                 March 31,
                                                                              1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $ 3,374    $ 1,915        $6,505      $3,582

Other comprehensive earnings, net of tax
              Unrealized holding gains (losses) arising during the period           1        (24)           64         (62)
              Less:  Reclassification adjustment for gains
              included in net earnings                                              -       (296)            -        (425)
                                                                            ----------  ---------    ----------  ----------

Comprehensive earnings                                                        $ 3,375    $ 1,595        $6,569      $3,095
                                                                            ==========  =========    ==========  ==========

---------------------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PILGRIM AMERICA CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                      For the Six Months
                                                                                       Ended March 31,
----------------------------------------------------------------------------------------------------------------
                                                                                   1999                1998
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                        $ 6,505             $ 3,582
Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
        Amortization and depreciation                                                   815               1,622
        Gain on sale of investments                                                       -                (720)
        Gain on sale of deferred acquisition costs                                     (228)                  -
        Increase in accounts receivable                                                (948)             (1,270)
        Increase in incentive management fee receivable                                (862)               (386)
        Increase in deferred acquisition costs due to subscriptions                  (6,399)            (10,924)
        Decrease in deferred acquisition costs due to redemptions                         6                 325
        Net change in deferred  tax asset/current tax liability                       2,304               2,541
        Decrease in operating liabilities                                            (1,424)               (204)
        Increase in other operating assets                                             (462)               (248)
                                                                               -------------        ------------
Net cash used in operating activities                                                  (693)             (5,682)
                                                                               -------------        ------------

----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in Pilgrim Funds                                                       -                  12
        Sale of Pilgrim Funds                                                             -               2,327
        Investments in structured finance products                                   (4,045)             (4,750)
        Principal distributions from structured finance product investments           1,305                   -
        Sales of furniture, fixtures and equipment                                        -                   7
        Purchases of furniture, fixtures and equipment                                 (535)               (326)
                                                                               -------------        ------------
Net cash used in investing activities                                                (3,275)             (2,730)
                                                                               -------------        ------------

----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Purchase of treasury stock                                                   (5,227)               (753)
        Proceeds from exercise of stock options                                          14                   -
        Proceeds from sale of deferred acquisition costs                             32,269                   -
        Term debt borrowing (repayment)                                             (23,400)              9,350
                                                                               -------------        ------------
Net cash provided by financing activities                                             3,656               8,597
                                                                               -------------        ------------
        Net  increase (decrease)  in cash and cash equivalents                         (312)                185
        Cash and cash equivalents, beginning of period                                  763                 219
                                                                               -------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 451               $ 404
                                                                               =============        ============

----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
        Interest paid                                                                 $ 778               $ 230
        Income taxes paid                                                             2,385                   -

----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION. The accompanying condensed consolidated financial statements of Pilgrim America Capital Corporation and its subsidiaries (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1998 which are included in the Company's Form 10-K/A.

The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim Group, Inc. ("PGI") and PGI's wholly owned subsidiaries, Pilgrim Investments, Inc. ("PII"), a registered investment advisor, and Pilgrim Securities, Inc. ("PSI"), a registered broker/dealer (collectively "Pilgrim"). The condensed consolidated financial statements also include the Company's wholly-owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp. ("EAMC"), and EAMC's wholly-owned subsidiaries, Wesav Investment Corporation and Wesav Investments Inc.-2.

The activities of the Company consist primarily of providing investment management and related services to various open-end and closed-end investment companies (each a "Fund" and collectively the "Pilgrim Funds" or the "Funds") and Structured Finance Products operating under the Pilgrim name. The results of operations reported in the condensed consolidated financial statements reflect these investment management activities.

INVESTMENTS. The Company has investments in Structured Finance Products in addition to other marketable securities.

In recording income from its investments in Structured Finance Products, the Company evaluates the Structured Finance Products' investments for impairment by comparing the net present values of projected future cash flows with the investments' carrying values. The investments' cash flows and timings are a function of actual and forecasted loan and bond defaults and their related losses, trading gains and losses, projected interest receipts and expenses, and net cash flow allocations based on product specific indenture requirements. In projecting defaults and losses, the Company reviews specific problem credits and forecasts the anticipated losses. The remaining credits in the portfolios are forecasted using default assumptions of 2% annually with related recovery rates of 70% of the defaults. Projected interest receipts and expenses are based on current portfolio and market interest rates.

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

DEFERRED ACQUISITION COSTS. The Company pays commissions of up to 4.00% to authorized broker-dealers at the time that certain Fund shares are sold. The commissions are recovered via distribution fees received from the related shares and contingent deferred sales charges ("CDSC"s) received should the shareholders redeem shares during a specified period (up to six years). Such commission costs are capitalized as Deferred Acquisition Costs ("DAC") and amortized over the period that the CDSC is in effect. On December 11, 1998, the Company sold without recourse its existing September 30, 1999 DAC asset related to certain of the Funds' shares (the "B Shares") and has agreed to sell DAC assets generated on future B Share sales thereafter through November 1999. The Company

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


funds the DAC daily and sells the asset monthly. The purchaser of the DAC asset is entitled to 0.75%, annualized, in distribution fees paid from B Share assets and all CDSCs received from any redemptions of the related B Shares. Prior to the sale of the DAC asset, the Company amortized the B Share DAC asset over a six-year period, which is the period during which the CDSC is in effect for such Shares.


INCENTIVE MANAGEMENT FEES RECEIVABLE. The Company receives management fees from the Structured Finance Products as follows: (i) between 0.15% and 0.35% base management fee which is generally senior to leveraged borrowings in the account,
(ii) between 0.20% and 0.35% secondary management fee which is subordinated to certain payments on leveraged borrowings and (iii) an additional management fee on each Structured Finance Product ranging from 0.10% to 0.25% of annual net assets if specified investment returns are met ("Incentive Management Fees"). Incentive Management Fees are typically expected to be received in future periods.

Incentive Management Fee revenues represent the increase in the present value of the Incentive Management Fee Receivable for the period for each Structured Finance Product.

In determining the present value of the Incentive Management Fee Receivable, the Company projects the timing of the Incentive Management Fee payments based on product specific projected returns to the equity investors. Product specific equity returns and their timings are a function of forecasted loan and bond defaults and their related losses, trading gains and losses, projected interest receipts and expenses, and net cash flow allocations based on product specific indenture requirements. In projecting defaults and losses, the Company reviews specific problem credits and forecasts the anticipated losses. The remaining credits in the portfolios are forecasted using default assumptions of 2% annually with related recovery rates of 70% of the defaults. Projected interest receipts and expenses are based on current portfolio and market interest rates. If the projected investor returns are in excess of the minimums defined in the indentures, the Company uses a 10% discount rate to calculate the present value of the related Incentive Management Fee. Should the anticipated performance of the Structured Finance Product result in a present value lower than Incentive Management Fees accrued, the Company would be required to write down the receivable to its net present value, to reflect the impairment of the asset. Additionally, volatility of investment performance may result in lower income recognition in some periods.

The Incentive Management Fee Receivable is reported separately on the Company's condensed consolidated balance sheet.

INCOME TAX. Deferred tax assets and liabilities are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Based on management's analysis, it is anticipated that all the deferred tax assets will be utilized, therefore, no valuation allowance has been established as of March 31, 1999.

NET EARNINGS PER SHARE. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents, including stock options, during the period.

                       PILGRIM AMERICA CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of the basic and diluted EPS computations for the three and six months ended March 31, 1998 and 1999 (amounts in thousands, except per share amounts):

                                                           Three months ended        Six months ended
                                                                March 31                 March 31
                                                            1999        1998         1999        1998
                                                           ------       ------      ------      ------
Net earnings for basic and diluted EPS                     $3,374       $1,915      $6,505      $3,582
                                                           ======       ======      ======      ======

Shares of common stock and common stock equivalents:
              Average number of common
                  shares used in basic computation          5,320        5,763       5,332       5,782
              Effect of dilutive securities - options         808          835         791         811
                                                           ------       ------      ------      ------
              Average shares used in diluted computation    6,128        6,598       6,123       6,593
                                                           ======       ======      ======      ======

Net earnings per share:
              Basic                                        $ 0.63       $ 0.33      $ 1.22      $ 0.62
                                                           ======       ======      ======      ======
              Diluted                                      $ 0.55       $ 0.29      $ 1.06      $ 0.54
                                                           ======       ======      ======      ======


COMPREHENSIVE INCOME. Effective October 1, 1998 the Company has adopted SFAS No. 130 "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes to equity during a period except those resulting from investments by owners and distribution to owners. The SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The SFAS requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and
(2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial condition. No earnings per share disclosure of the effect of comprehensive income is required under the SFAS. The SFAS is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for a comparative purpose is required.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is a holding company that, through its wholly owned subsidiaries, provides investment management and related services for seven open-end Funds, one closed-end Fund and six Structured Finance Products.

RESULTS OF OPERATIONS
The following table presents comparative quarterly data regarding assets under management, Fund share sales and increases in Structured Finance Products assets for the four quarters ended March 31, 1999:

                                                              PILGRIM FUNDS
                                                     SELECTED FUND DATA (UNAUDITED)
                                                              ($000,000)
                                        -------------------------------------------------------
                                          March 31,    December 31,   September 30,   June 30,
                                            1999           1998          1998           1998
                                        ----------     ----------     ----------     ----------
OPEN-END FUNDS:
    Beginning Assets                    $  1,899.9     $  1,614.3     $  1,786.3     $  1,508.1
    Direct Sales                             105.1          178.7          210.0          359.3
    Direct Redemptions                      (138.3)         (85.1)         (91.7)         (51.9)
    Exchanges In (Out)(1)                     (8.4)           2.1           (8.5)           4.1
    Investment Activities (2)                (31.2)         189.9         (281.8)         (33.3)
                                        ----------     ----------     ----------     ----------
    Ending Assets                          1,827.1        1,899.9        1,614.3        1,786.3
                                        ----------     ----------     ----------     ----------

CLOSED-END FUNDS: (5)
    Beginning Assets                       1,751.3        1,663.4        1,574.6        1,473.2
    Direct Sales (4)                          --             28.0           71.6           71.5
    Investment Activities (2)                (18.1)          59.9           17.2           29.9
                                        ----------     ----------     ----------     ----------
    Ending Assets                          1,733.2        1,751.3        1,663.4        1,574.6
                                        ----------     ----------     ----------     ----------

STRUCTURED FINANCE PRODUCTS: (6)
    Beginning Assets                       2,068.3        1,896.0        1,378.5          870.0
    Increases (3)                             98.4          172.3          517.5          508.5
                                        ----------     ----------     ----------     ----------
    Ending Assets                          2,166.7        2,068.3        1,896.0        1,378.5
                                        ----------     ----------     ----------     ----------

    Ending Assets Under Management      $  5,727.0     $  5,719.5     $  5,173.7     $  4,739.4
                                        ==========     ==========     ==========     ==========


(1)  NET EXCHANGES FROM (TO) THE COMPANY'S SPONSORED MONEY MARKET FUND.
(2) INVESTMENT ACTIVITIES INCLUDE NET INVESTMENT INCOME, REALIZED GAIN/(LOSS), CHANGE IN APPRECIATION/(DEPRECIATION) AND NET CASH DISTRIBUTIONS TO SHAREHOLDERS. INVESTMENT ACTIVITIES FOR CLOSED-END FUNDS INCLUDE ASSETS ACQUIRED USING BORROWED FUNDS.
(3) INCLUDES ASSETS ACCUMULATED IN STRUCTURED FINANCE PRODUCT TRANSACTIONS THAT HAD NOT CLOSED AS OF THE RELATED QUARTER END DATE. SUCH TRANSACTIONS WERE IN THE RAMP UP STAGES AT THOSE DATES.
(4) REGISTRATION STATEMENTS COVERING SECURITIES TO BE ISSUED PURSUANT TO A CASH PURCHASE PLAN AND A SHELF OFFERING FOR PRIME RATE TRUST (THE "PROGRAMS") WERE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND ARE NOW EFFECTIVE.
(5) THE COMPANY'S CLOSED-END FUND IS ALLOWED TO BORROW UP TO 33 1/3% OF ASSETS FOR INVESTMENT PURPOSES.
(6)  STRUCTURED   FINANCE  PRODUCTS  ARE  CAPITALIZED   PRIMARILY  THROUGH  DEBT
     FINANCING.

QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 1998

Net earnings for the March 31, 1999 quarter amounted to $3.4 million or $.55 per diluted share compared to net earnings of $1.9 million or $.29 per diluted share for the quarter ended March 31, 1998.

REVENUES. Revenues for the March 31, 1999 quarter were $12.2 million, an increase of $2.9 million or 31% over revenues for the March 31, 1998 quarter.

Management and administrative fees, the Company's largest revenue source, were $6.8 million in the current quarter, an increase of $1.6 million or 31% compared to the March 31, 1998 quarter. These revenues are derived from the Company's open-end and closed-end Funds, which averaged $3.6 billion in assets under management during the current quarter, an increase of $877 million or 32% over Fund assets under management in the quarter ended March 31, 1998. Structured Finance Product management fees increased $2.1 million or 210% over the comparable quarter as a result of the increase of Structured Finance Product month end average assets under management of $1.3 billion or 177%.

Distribution fees of $1.3 million for the quarter ended March 31, 1999 decreased $283,000 or 18% compared to the quarter ended March 31, 1998, even though Fund assets which generate distribution fee income increased $553 million or 43% during the comparable quarters. The decrease in distribution fee income is attributable to the fact that the Company sold its DAC asset and the related rights to receive 0.75% of the 1.00% annualized distribution fees paid by the Funds' B Share assets effective September 30, 1998. Accordingly, no related B share distribution fees were recorded during the current quarter.

Investment and other income for the March 31, 1999 quarter was $943,000, a decrease of $51,000 or 5% over the March 31, 1998 quarter. The components of investment and other income consist primarily of investment income from Structured Finance Products and other income consisting primarily of gains from the sale of certain Company assets. Investment income was $812,000 for the three months ended March 31, 1999, an increase of $379,000 or 88% over the three months ended March 31, 1998. Other income of $131,000 for the three month ended March 31, 1999, decreased $430,000 or 76% compared to the quarter ended March 31, 1998. The decrease in other income is primarily due to a $65,000 gain recorded for the three months ended March 31, 1999 in connection with the ongoing sales of the DAC asset compared to a $501,000 gain the Company recognized in the March 31, 1998 quarter due to the sale of cash investments made initially in the Pilgrim Funds at the time the Funds were established. The net effect of the increase in investment income of $379,000 and the decrease in other income of $430,000 is a $51,000 net decrease in investment and other income.

EXPENSES. Total expenses, excluding amortization, depreciation and interest expense, for the current quarter were $5.9 million, an increase of $933,000 or 19% compared to the March 31, 1998 quarter. This net increase in expenses was primarily a result of a $1.1 million increase in general and administrative expenses due to an increase in personnel and compensation, a $212,000 decrease in selling expenses primarily related to a decrease in the Company's costs for sales of Pilgrim Funds and direct expenses being reimbursed to the Company for distributing eleven Nicholas-Applegate retail Open-end Funds ("NACM Funds"). The Company entered into an agreement during January 1999 with Nicholas-Applegate Capital Management ("NACM") to acquire the right to manage the NACM Funds and as of February 1, 1999 the Company's broker dealer subsidiary, PSI, began distributing shares of the NACM Funds. NACM has agreed to reimburse the Company for the direct costs of selling shares of the NACM funds up to certain limits based on the expenses incurred. The Company has reduced its selling expenses by $986,000 for the quarter ended March 31, 1999 for the direct costs attributable to distributing the NACM Funds. This distribution agreement and the reimbursement of expenses will remain in place until the Company completes the purchase of the right to manage the NACM Funds during May 1999 (see "Subsequent Event" below).

Interest expense decreased to $168,000 in the quarter ended March 31, 1999 a decrease of $70,000 or 29% compared to the quarter ended March 31, 1998. The decrease in interest expense between quarters is primarily attributable to the sale of the DAC asset in December 1998. The funds received in December from the sale of the DAC asset were used to pay down debt outstanding under the Company's Credit Agreement (see "Liquidity").

Amortization and depreciation expenses decreased $394,000 primarily as a result of sale of the DAC asset. The DAC asset consisted of commissions paid on the sale of certain Funds shares. Prior to the sale of the DAC asset these commissions were capitalized and amortized over a six-year period.


SIX MONTHS ENDED MARCH 31, 1999 TO SIX MONTHS ENDED MARCH 31, 1998

Net earnings for the six months ended March 31, 1999 were $6.5 million or $1.06 per diluted share compared to $3.6 million or $.54 per diluted share for the six months ended March 31, 1998.

REVENUES. Revenues for the six months ended March 31, 1999 were $24.9 million, an increase of $8.0 million or 47% over revenues for the six months ended March 31, 1998.

Management and administrative fees, the Company's largest revenue source, were $13.5 million in the current six months, an increase of $3.3 million or 32% compared to the six months ended March 31, 1998. These revenues are derived from the Company's open-end and closed-end Funds, which averaged $3.5 billion in assets under management during the first six months of the current fiscal year, an increase of $928 million or 36% over Fund assets under management in the six months ended March 31, 1998. Structured Finance Product management fees increased $4.7 million or 282% over the comparable six months as a result of the increase of $1.5 billion or 232% in Structured Finance Products month end average assets under management.

Distribution fees of $2.5 million, for the six months ended March 31, 1999 decreased $194,000 or 7% compared to the six months ended March 31, 1998, even though fund assets which generate distribution fee income increased $624 million or 53% during the comparable six months. The decrease in distribution fee income is attributable to the Company's sale of its DAC asset on December 11, 1998 and the related rights to receive 0.75% of the 1.00% annualized distribution fees paid by the Funds' B Share assets. Accordingly, no related distribution fees were recorded during the current fiscal year.

Investment and other income for the six months ended March 31, 1999 was $2.2 million, an increase of $762,000 or 53% over the six months ended March 31, 1998. The components of investment and other income consist primarily of investment income from Structured Finance Products and other income consisting primarily of gains from the sale of certain Company assets. Investment income was $1.8 million for the six months ended March 31, 1999 an increase of $1.2 million or 171% compared to the six months ended March 31, 1998. Other income was $352,000 for the six months ended March 31, 1999 a decrease of $ 470,000 or 57% compared to the six months ended March 31, 1998. This decrease is primarily due to a $228,000 gain recorded for the six months ended March 31, 1999 in connection with the ongoing sales of the DAC asset compared to a $720,000 gain the Company recognized during the six months ended March 31, 1998 due to the sale of cash investments made initially in the Pilgrim Funds at the time the Funds were established. The net effect of the increase in investment income of $1.2 million and the decrease in other income of $470,000 is a $762,000 net increase in investment and other income.

EXPENSES. Total expenses, excluding amortization, depreciation and interest expense, for the six months ended March 31, 1999 were $12.6 million an increase of $3.9 million or 45% compared to the six months ended March 31, 1998. This increase was primarily a result of a $3.1 million increase in general and administrative expenses due to an increase in personnel and compensation, a $791,000 increase in selling expenses primarily related to a increase in the Company's costs for sales and marketing in the quarter ended December 31, 1998 reduced by expense reimbursements due to the Company for distributing shares of the NACM Funds in the quarter ended March 31, 1999. The Company entered into an agreement during January 1999 with NACM to acquire the right to manage the NACM Funds and as of February 1, 1999 the Company's broker dealer subsidiary, PSI, began distributing shares of the NACM Funds. NACM has agreed to reimburse the Company for the direct costs of selling shares of the NACM funds up to certain limits based on the expenses incurred. The Company has reduced its selling expenses for the quarter ended March 31, 1999 by $986,000 for the direct costs of distributing the NACM funds. This distribution agreement and the reimbursement of expenses will remain in place until the Company completes the purchase of right to manage the NACM Funds during May 1999 (see "Subsequent Event" below).

Interest expense decreased to $334,000 for the six months ended March 31, 1999 a decrease of $58,000 or 15% compared to the six months ended March 31, 1998. The decrease in interest expense between the comparable periods is primarily attributable to the sale of the DAC asset in December 1998. The Company was reimbursed by the purchaser of the DAC asset for the interest expense that the Company incurred related to borrowings between the effective date of the sale, September 30, 1998, and the date the funds were received at the closing of the transaction in December 1998. The funds received in December from the sale of the DAC asset were used to pay down debt outstanding under the Company's Credit Agreement (see "Liquidity" below).

Amortization and depreciation expenses decreased $762,000 primarily as a result of the sale of the DAC asset. The DAC asset consisted of commissions paid on the sale of certain Funds' shares. Prior to the sale of the DAC asset these commissions were capitalized and amortized over a six-year period.

SUBSEQUENT EVENT

 On January 28, 1999, the Company entered into an agreement ("Agreement Date") with Nicholas-Applegate Capital Management ("NACM"), an investment management firm in San Diego, California to acquire the rights to manage and distribute eleven open-end retail NACM Funds with net assets totaling $1.4 billion. The agreement was approved by the Fund's trustees and is subject to the approval of the Fund's shareholders and review by regulatory agencies. The transaction is expected to close May 21, 1999. The purchase price to be paid at closing is approximately $23.5 million, adjusted for sales, redemptions and changes in market value of the funds between the Agreement Date and the close. As of February 1, 1999, the Company became the distributor of the Nicholas-Applegate open-end retail mutual funds.

LIQUIDITY

The Company's principal liquidity needs arise in connection with general and administrative expenses, selling expenses, including commissions paid by the Company in connection with the sale of Fund shares, and investments made by the Company in connection with the management of Structured Finance Products. The Company also purchases shares of its common stock pursuant to an authorization by its board of directors. The Company's principal sources of liquidity and capital resources include cash flow from operations and borrowings available under a $43.3 million credit agreement ("the Credit Agreement"). During the first six months of fiscal 1999, the Company's operations used net cash of $693,000 and the Company used $3.3 million of net cash in its investing activities including $4.0 million used for the Company's equity investment in a new Structured Finance Product asset which was partially offset by $1.3 million in principal distributions received by the Company from these investments. The Company had a net increase in cash from financing activity due to the $32.3 million received from the ongoing sales of the DAC asset offset by $5.2 million in purchases of the Company's stock and a decrease in borrowings of $23.4 million.

One of the Company's principal uses of cash is the payment of commissions in connection with the sale of B Shares. Such costs are capitalized as DAC assets and are recovered through distribution fees and CDSC fees received from the B Share assets. On December 11, 1998, the Company sold its September 30, 1998 DAC asset for $26.5 million and agreed to sell any DAC assets generated through B Share sales through November 1999, (B Share Sales Agreement") with a right of first refusal on a two-year extension thereafter. The purchaser of the DAC asset is entitled to 0.75%, annualized, in distribution fees paid from B Share assets and all CDSCs received from any redemptions of the related B Shares. If the Company's B Shares Sales Agreement expires and the Company is unable to sell its DAC assets or to borrow to fund commissions, the Company's ability to finance the continued sale of open-end Fund B Shares could be adversely effected.

The Company uses a significant portion of its cash to invest in Structured Finance Products that it manages. The Company may be required to invest an agreed upon percentage in each new Structured Finance Product on the date the transaction closes. If the Company was unable to generate funds from operations or to borrow funds needed to invest in new Structured Finance Products this could have an adverse effect on the Company's ability to continue to close and manage additional Structured Finance Product assets. As of March 31, 1999 the Company had $20.1 million invested in Structured Finance Products.

The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Credit Agreement. The Company's Credit Agreement was amended and restated on December 22, 1998, and allows the Company or the Company's wholly owned subsidiary Pilgrim Group, Inc. ("PGI") to borrow up to $43.3 million. The borrowings can be used for various purposes including (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge, (iv) financing Structured Finance Product investments and (v) repurchasing Company stock. The agreement contains restrictive covenants which require PGI and the Company to maintain certain financial ratios and prohibits certain "restricted payments" including dividends by the Company to its shareholders. Borrowings under the Credit Agreement are collateralized by a pledge by the Company of the stock of PGI, by a pledge of PGI of the stock of its wholly owned subsidiaries, by a security interest in the assets of the Company, PGI and PGI's wholly owned subsidiaries, Pilgrim Investments, Inc. ("PII") and Pilgrim Securities, Inc., and by a guarantee by PGI's wholly owned subsidiary, PII.

 The Company will need approximately $25 million for the acquisition of the NACM Funds including related expenses and is negotiating with its current lenders as well as others to expand its existing credit agreement. The Company anticipates the increase in the credit agreement will be by an amount sufficient to fund this acquisition and the borrowing facility will be in place prior to closing the NACM acquisition.

At March 31, 1999 the Company had borrowings of approximately $7.0 million outstanding under the Credit Agreement and had approximately $36.3 million additional borrowings available.

On August 5, 1997, the Company's  Board of Directors  approved  purchasing up to
750,000 shares of its common stock from time to time in open market transactions. The Company may use cash generated from operations or borrowings obtained under the Credit Agreement to purchase the shares. As of April 30, 1999, the Company had purchased 659,150 shares pursuant to this authorization. In August 1998, the Company's Board of Directors approved the purchase from time to time of an additional 500,000 shares of common stock.

YEAR 2000

Many existing computer programs only use two digits to identify a year in the date field. The change from 1999 to 2000 may cause many computer applications to fail or create erroneous results. The endeavor to correct this year 2000 problem has commonly become known as Y2K and affects virtually all companies.

The Company is working to ensure that its information technology systems ("systems") will, along with those of its third party service providers ("third parties" or "third party"), continue to function properly upon the arrival of the year 2000. The Company has developed and is implementing a comprehensive Y2K plan (the "plan") to complete all internal system upgrades or conversions by the fourth quarter of fiscal 1999. A significant part of the plan involves upgrading hardware and software to newer versions that have been certified to be Y2K compliant. To date, most of the Company's current hardware and software systems have been certified, by the manufacturers, as Y2K compliant. Based on the Company's plan, it is estimated that incremental expenses for the Y2K project will not have a material impact on the Company's operations or financial results. To date, the Company has spent approximately $817,000 on upgrading its hardware and software systems to those that are Y2K compliant and to accommodate the Company's growth. The Company estimates that the remaining cost to complete the implementation of the plan will be between $200,000 and $500,000. The Company will use its own cash or to the extent available borrow from its line of credit for any Y2K expenditure. It is the Company's policy to capitalize all costs for hardware and software that have a useful life of over one-year. The cost of these assets will be depreciated based on the estimated useful life. Costs for remediation and testing are expensed as incurred.

The Company is measuring its progress by following the three action phases outlined in its plan: Assessment, Remediation/Implementation and Testing. The Assessment phase included completing an inventory of all-internal and external systems, office equipment, third party dependencies, physical facilities, business issues and creating a budget and strategy to address the Y2K issue. The Remediation/Implementation phase includes upgrading or replacing hardware and software systems, issuance of Company statements of Y2K readiness, compliance with regulatory disclosure requirements, development of a Y2K contingency plan and contacting and monitoring third parties. The Testing phase includes several levels of testing some of which rely upon the third parties. The Company must test internal systems on a stand-alone basis and also complete point-to-point testing with some of its third parties. Additionally, the Company will obtain the results of certain third party testing that will be conducted on behalf of the Company and its affiliates on an industry wide basis. The table below summarizes the status of the Company's Y2K readiness.

--------------------------------------------------------------------------------
                             Status of Y2K Readiness
--------------------------------------------------------------------------------
   Y2k Plan Phase                   % Completed         Completion Target Date
                                As of April 1, 1999
--------------------------------------------------------------------------------
Assessment                             100%                    01/31/99
--------------------------------------------------------------------------------
Remediation/Implementation              95%                    09/30/99
--------------------------------------------------------------------------------
Testing                                 90%                    10/31/99
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

Below is a summary table that sets forth the most current Y2K status as disclosed by certain of the Company's mission critical third parties:

                                       Mission Critical Third Party - Y2K Status
                                       -----------------------------------------
--------------------------------------------------------------------------------------------------------------------
Third Party                                             Current Status                                 Last Update
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Fund Transfer Agent          The five major systems of the Transfer Agent system                          4/99
                             are Y2K ready. Testing will continue through the second quarter of 1999.
--------------------------------------------------------------------------------------------------------------------
Fund Custodian               The information technology (IT) applications:                                2/99
                             Correction                           99% complete
                             Testing & Implementation             94% complete
                             Level 2 Testing                      86% Complete
                             Level 3 Testing                      67% Complete
--------------------------------------------------------------------------------------------------------------------
                             The Custodian has distributed questionnaires on readiness, testing,          2/99
                             and market evaluation to subcustodians.  We will be obtaining a report of the progress.
--------------------------------------------------------------------------------------------------------------------
Fund Accounting Agent        Achieved   goal   of   Y2K   readiness   production                          4/99
                             environment by 12/98. Testing will continue throughout 1999.
--------------------------------------------------------------------------------------------------------------------
Communication Vendors        Both vendors have remediation and renovation well under way.                 4/99
--------------------------------------------------------------------------------------------------------------------
Electrical Vendor            All IT and non IT systems have been inventoried.  All renovations            4/99
                             are scheduled for completion by mid 1999.
--------------------------------------------------------------------------------------------------------------------
Corporate Banker             Systems are compliant.  Testing continues through mid-1999                   4/99
--------------------------------------------------------------------------------------------------------------------


The Company is developing a contingency plan with the objective of providing reasonable alternatives to systems, third party vendors, facilities and procedures enabling the Company to conduct its core business operations if confronted with a Y2K failure. The scope of the contingency plan includes mission critical systems, physical facilities and the Company's communication systems. The contingency plan will provide the Company guidance should it or any of the Company's primary third party providers fail to meet its goals and be Year 2000 compliant and includes an alternate vendor list for its third party mission critical providers. The Company has determined that even though it has a list of alternative vendors selected, it cannot ensure that these alternates will be Y2K ready or have the wherewithal to accept the Company business. The Company has also determined that there are some third party mission critical vendors that do not have an alternate source. The Company relies heavily on its third party mission critical systems to conduct its day to day business operations and to the extent that its contingency plan fails, the Company's financial condition may be adversely effected.

The Company's ability to manage the Y2K issue is subject to uncertainties beyond its control and actual results could differ materially from what has been discussed above. There are several factors that could effect the Y2K issue for the Company, including; the success of the Company in identifying systems and programs that are affected by Y2K; the amount and nature of testing on internal and external systems that is required: the installation, programming, and systems work related to upgrading or replacing each of the affected programs; the cost, magnitude and availability of labor and consulting to complete the required Y2K projects and the success of the Company's external third party providers and other industry or governmental entities in addressing their Y2K issues and assessing their risks.


The failure of the Company, the Company's mission critical third party providers or other industry or governmental entities to resolve Y2K issues could have a material adverse affect on the Company's business, financial condition, and results of operations. The Company could become the subject of legal claims regarding its inability to operate its business due to Y2K failures by it or any of its mission critical third party vendors. The Company is also regulated by several governmental agencies that may decide to impose fines or sanctions that could adversely effect the Company's ability to do business or in some cases require the Company to cease operations. The Company could also experience a decline in assets under management if investors in its Funds become concerned about the

Y2K problem and withdraw their investments. A decline in assets under management would have an adverse effect upon the Company's business, financial condition and results of operations.



FORWARD LOOKING STATEMENT

When used in this Form 10-Q and in future filings by the Company with the Securities and Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All assumptions, anticipations, expectations and forecasts contained herein are forward looking statements that involve risks and uncertainties. Discussions in Management's Discussion and Analysis about the Company's estimated completion dates for phases of the Company's Year 2000 plan, related cost estimates, statements about possible effects of the year 2000 problem and related contingency plans are also "forward looking" statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date, made, and should be read in conjunction with the risk disclosures. The Company wishes to advise readers that the factors in the Year 2000 discussed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION



ITEMS 1 THROUGH 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on February 24, 1999, for the purpose of electing two directors to the Company's Board of Directors, each to serve a three-year term and for the purpose of approving a stock option program for the board of directors of the Company. At the meeting, a quorum being present, votes cast in the election of the directors were as follows:

      Nominee            Votes For   Votes Against   Votes Withheld   Broker Non Votes
--------------------     ---------   -------------   --------------   ----------------
Robert W.  Stallings     4,784,567         -               2,949            -
John M. Holliman  III    4,782,967         -               4,549            -

At the meeting, a quorum being present, votes cast in the proposal to approve the directors' stock option plan were as follows:

          Agenda                Votes For   Votes Against   Votes Withheld     Broker Non Votes
---------------------------     ---------   -------------   --------------     ----------------

Directors Stock Option Plan     4,149,419     627,314          10,783               -

Both nominees were elected and the director's stock option plan were approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Nicholas-Applegate Capital Management Purchase Agreement Dated January 28, 1999
         10.2 Employment Agreement of Howard Tiffen
         27.0 Financial Data Schedules

(b)      Reports on Form 8-K.

         None

SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      PILGRIM AMERICA CAPITAL CORPORATION



Date:  May 10, 1999                   /s/ James R. Reis
                                      ------------------------------------------
                                      James R. Reis
                                      Vice-Chairman and Chief Financial Officer
                                      (Principal Accounting Officer)