Form 10-Q
period 1999-06-30
PILGRIM CAPITAL CORP
filed 1999-08-13
CIK 882860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1999

                         Commission File Number 0-19799


                           PILGRIM CAPITAL CORPORATION
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

                                 (602) 417-8100
               --------------------------------------------------
               Registrant's telephone number, including area code

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

         5,088,077 Shares of Common Stock Outstanding on August 4, 1999
         --------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
     Item 1. Financial Statements


          (a) Condensed Consolidated Financial Statements.................   3


          (b) Notes to Condensed Consolidated Financial Statements........   7



     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   9

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................  18

Signatures................................................................  19

ITEM 1. FINANCIAL STATEMENTS

                          PILGRIM CAPITAL CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                  (dollars in thousands, except share amounts)

                                                         June 30,  September 30,
                                                           1999        1998
                                                         --------  -------------
ASSETS
  Cash and cash equivalents                              $  3,564    $    763
  Investments                                              20,422      18,808
  Accounts receivable                                       2,291       1,566
  Notes receivable                                          4,139       4,136
  Costs assigned to management contracts acquired, less
    accumulated amortization of $5,597 and $4,523          52,195      27,740
  Furniture, fixtures and equipment, less accumulated
    depreciation of $618 and $536                           1,307         879
  Deferred acquisition costs, less accumulated
    amortization of $172 and $3,442                         1,485      26,562
  Incentive management fees receivable                      2,290       1,103
  Other assets                                              1,736       1,938
                                                         --------    --------
TOTAL ASSETS                                             $ 89,429    $ 83,495
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Current income taxes payable                           $  1,332    $     --
  Deferred tax liability                                    1,148          --
  Term note payable                                        24,063          --
  Revolver note payable                                     6,980      30,375
  Accrued compensation                                      2,454       2,763
  Accounts payable and accrued expenses                     6,503       3,793
                                                         --------    --------
        Total liabilities                                  42,480      36,931
                                                         --------    --------
Stockholders' equity:
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 8,090,222 and 8,081,722 shares issued,
    with 5,084,477 and 5,588,477 shares outstanding at
    June 30, 1999 and September 30, 1998                       81          81
  Less: Treasury stock of 3,005,745 and 2,493,245 at
    cost on June 30, 1999 and September 30, 1998          (22,215)    (12,530)
  Additional paid-in capital                               48,844      48,790
  Retained earnings                                        20,218      10,296
  Accumulated other comprehensive earnings
    Unrealized gain (loss) on investments, net of tax          21         (73)
                                                         --------    --------
        Total stockholders' equity                         46,949      46,564
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 89,429    $ 83,495
                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.

                          PILGRIM CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  Three months ended        Nine months ended
                                                        June 30,                 June 30,
                                                -----------------------   -----------------------
                                                   1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
Revenues:
  Management and administrative fees            $    7,588   $    6,128   $   21,125   $   16,410
  Distribution fees                                  2,231        2,243        4,717        4,923
  Structured finance products management fees        3,363        2,083        9,678        3,736
  Commissions                                           81        1,475          407        2,290
  Investments and other income                         562          781        2,756        2,213
                                                ----------   ----------   ----------   ----------
     Total revenues                                 13,825       12,710       38,683       29,572
                                                ----------   ----------   ----------   ----------
Expenses:
  General and administrative                         3,903        3,793       11,899        8,689
  Selling                                            3,258        2,761        7,878        6,590
  Interest expense                                     313          358          647          750
  Amortization and depreciation                        559        1,235        1,419        2,857
                                                ----------   ----------   ----------   ----------
     Total expense                                   8,033        8,147       21,843       18,886
                                                ----------   ----------   ----------   ----------

Earnings before income tax                           5,792        4,563       16,840       10,686
Income tax                                           2,375        1,884        6,918        4,425
                                                ----------   ----------   ----------   ----------
Net earnings                                    $    3,417   $    2,679   $    9,922   $    6,261
                                                ==========   ==========   ==========   ==========

Earnings per Common and Common Equivalent Share

Basic:
  Net earnings                                  $     0.66   $     0.47   $     1.88   $     1.09
                                                ==========   ==========   ==========   ==========

  Shares used in per share calculation           5,154,261    5,745,056    5,273,016    5,769,332
                                                ==========   ==========   ==========   ==========
Diluted:
  Net earnings                                  $     0.58   $     0.40   $     1.64   $     0.95
                                                ==========   ==========   ==========   ==========

  Shares used in per share calculation           5,921,307    6,689,529    6,056,602    6,579,967
                                                ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                          PILGRIM CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               Three months ended    Nine months ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 1999       1998       1999       1998
                                               -------    -------    --------   -------
Net earnings                                   $ 3,417    $ 2,679    $  9,922   $ 6,261

Other comprehensive earnings, net of tax:
  Unrealized holding gains (losses) arising
    during the period                               35       (100)         99      (162)
  Less: Reclassification adjustment for gains
    included in net earnings                        (5)        --          (5)     (425)
                                               -------    -------    --------   -------
Comprehensive earnings                         $ 3,447    $ 2,579    $ 10,016   $ 5,674
                                               =======    =======    ========   =======

See accompanying notes to condensed consolidated financial statements.

                          PILGRIM CAPITAL CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                       For the Nine Months
                                                                          Ended June 30,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                           $  9,922    $  6,261
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
  Amortization and depreciation                                           1,422       2,839
  Gain on sale of investments                                                (8)       (720)
  Gain on sale of deferred acquisition costs                               (294)         --
  Increase in accounts receivable                                          (728)       (261)
  Increase in incentive management fee receivable                        (1,187)       (708)
  Increase in deferred acquisition costs due to sales of fund shares     (8,886)    (19,438)
  Decrease in deferred acquisition costs due to redemptions                  27         534
  Net change in deferred  tax asset/current tax liability                 3,194       4,402
  Decrease in operating liabilities                                       2,401       1,173
  Increase in other operating assets                                       (575)       (785)
                                                                       --------    --------
Net cash provided by (used in) operating activities                       5,288      (6,703)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Pilgrim Funds                                                --        (709)
  Sale of Pilgrim Funds                                                     508       3,047
  Investments in structured finance products                             (4,045)     (9,500)
  Principal distributions from structured finance product investments     2,133          --
  Acquisition of Nicholas Applegate funds                               (25,529)         --
  Sales of furniture, fixtures and equipment                                 --           9
  Purchases of furniture, fixtures and equipment                           (648)       (514)
                                                                       --------    --------
Net cash used in investing activities                                   (27,581)     (7,667)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                             (9,685)       (753)
  Cash payment of shares for stock split                                     --          (2)
  Proceeds from exercise of stock options                                    54          15
  Proceeds from sale of deferred acquisition costs                       34,057          --
  Borrowings                                                                668      16,050
                                                                       --------    --------
Net cash provided by financing activities                                25,094      15,310
                                                                       --------    --------
  Net  increase  in cash and cash equivalents                             2,801         940
  Cash and cash equivalents, beginning of period                            763         219
                                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  3,564    $  1,159
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                         $ 1,066    $    461
  Income taxes paid                                                       3,869          24

See accompanying notes to condensed consolidated financial statements.

                           PILGRIM CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

PRINCIPLES OF CONSOLIDATION. The accompanying condensed consolidated financial statements of Pilgrim Capital Corporation, formerly known as Pilgrim America Capital Corporation until June 21, 1999, and its subsidiaries (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999. For additional information, refer to the consolidated financial statements for the fiscal year ended September 30, 1998 which are included in the Company's Form 10-K/A for that year.

The condensed consolidated financial statements include the Company's wholly owned subsidiary, Pilgrim Group, Inc. ("PGI") and PGI's wholly owned subsidiaries, Pilgrim Investments, Inc. ("PII"), a registered investment advisor, and Pilgrim Securities, Inc. ("PSI"), a registered broker/dealer (collectively "Pilgrim"). The condensed consolidated financial statements also include the Company's wholly owned mortgage banking subsidiaries, Express America TC, Inc., EAMC Liquidation Corp. ("EAMC") which are in the winding down stages.

The activities of the Company consist primarily of providing investment management and related services to various open-end and closed-end investment companies (each a "Fund" and collectively the "Pilgrim Funds" or the "Funds") and structured finance products which are loan and bond funds that the Company manages for institutional investors ("Structured Finance Products"), operating under the Pilgrim name. The results of operations reported in the condensed consolidated financial statements reflect these investment management activities.

INVESTMENTS. The Company has investments in Structured Finance Products in addition to other marketable securities.

In recording income from its investments in Structured Finance Products, the Company records its equity in the earnings and losses of Structured Finance Products' investments and evaluates the investment for impairment by comparing the net present values of projected future cash flows with the investments' carrying values. The investments' cash flows and timings are a function of actual and forecasted loan and bond defaults and their related losses, trading gains and losses, projected interest receipts and expenses, and net cash flow allocations based on product specific indenture requirements. In projecting defaults and losses, the Company reviews specific problem credits and forecasts the anticipated losses. The remaining credits in the portfolios are forecasted using default assumptions of 2% annually with related recovery rates of approximately 70% of the defaults. Projected interest receipts and expenses are based on current portfolio and market interest rates.

COSTS ASSIGNED TO MANAGEMENT CONTRACTS ACQUIRED. Costs assigned to management contracts acquired represent the fair value of the investment management rights acquired through two acquisitions. These acquisitions consist of the acquisition of the management contracts for one closed-end and five open-end Pilgrim Funds ("Pilgrim Acquisition") in April 1995 and the May 1999 acquisition of the management contracts for eleven open-end retail funds from Nicholas Applegate Capital Management ("NACM Acquisition"). The costs assigned to management contracts acquired represents the excess of the purchase price over the fair value of net assets acquired and resulting costs from the acquisitions. These acquisition costs are being amortized on a straight-line basis over a period of 20 years for the NACM Acquisition and 25 years for the Pilgrim Acquisition.

                           PILGRIM CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically analyzes costs assigned to management contracts acquired to determine whether any impairment in value has occurred. Based upon anticipated undiscounted future cash flows from operations, in the opinion of management there has been no impairment.

DEFERRED ACQUISITION COSTS. The Company pays commissions of up to 4.00% to authorized broker-dealers at the time that certain Fund shares are sold. The commissions are recovered via distribution fees received from the related shares and contingent deferred sales charges ("CDSC"s) received if the Fund shareholders redeem shares during a specified period (up to six years). Such commission costs are capitalized as Deferred Acquisition Costs ("DAC") and amortized over the period that the CDSC is in effect. On December 11, 1998, the Company sold without recourse its existing September 30, 1998 DAC asset related to certain of the Funds' shares (the "B Shares") and has agreed to sell such DAC ("B Share DAC") assets generated on future B Share sales through November 2000. The Company funds the B Share DAC daily and sells the asset monthly. The purchaser of the B Share DAC asset is entitled to 0.75%, annualized, in distribution fees paid from B Share assets and all CDSCs received from any redemptions of the related B Shares. Prior to the sale of the B Share DAC asset, the Company amortized the B Share DAC asset over a six-year period, which is the period during which the CDSC is in effect for such shares.

In  conjunction  with  the  acquisition  of  the  Nicholas   Applegate   Capital
Management's ("NACM") eleven open-end retai1 funds which included Class C shares, the Company began offering Class C shares on several of its open-end funds. The Class C shares pay commissions up to 1% to authorized broker dealers at the time that the Class C shares are sold. The Commissions are recovered via distribution fees received from the related shares and CDSC's received should the shareholder redeem shares during the first year. The C share commission costs are capitalized as DAC and are amortized over a one-year period.

INCENTIVE MANAGEMENT FEES RECEIVABLE. The Company receives management fees from the Structured Finance Products as follows: (i) between 0.15% and 0.35% base management fee which is generally senior to leveraged borrowings in the Structured Finance Product vehicle, (ii) between 0.0% and 0.35% secondary management fee which is subordinated to certain payments on leveraged borrowings and (iii) an additional management fee on each Structured Finance Product ranging from 0.15% to 0.625% of annual net assets if specified investment returns are met ("Incentive Management Fees"). Incentive Management Fees are typically anticipated to be received in future periods.

Incentive Management Fee revenues represent the increase in the present value of the Incentive Management Fee Receivable for the period for each Structured Finance Product.

In determining the present value of Incentive Management Fees Receivable, the Company projects the timing of Incentive Management Fee payments based on product specific projected returns to the equity investors in the Structured Finance Products. Product specific equity returns and their timings are a function of forecasted loan and bond defaults and their related losses, trading gains and losses, projected interest receipts and expenses, and net cash flow allocations based on product specific indenture requirements. In projecting defaults and losses, the Company reviews specific problem credits and forecasts the anticipated losses. The remaining credits in the portfolios are forecasted using default assumptions of 2% annually with related recovery rates of approximately 70% of the defaults. Projected interest receipts and expenses are based on current portfolio and market interest rates. If the projected investor returns are in excess of the minimums defined in the indentures, the Company uses a 10% discount rate to calculate the present value of the related Incentive Management Fee. Should the anticipated performance of the Structured Finance Product result in a present value lower than Incentive Management Fees accrued, the Company would be required to write down the receivable to its net present value, to reflect the impairment of the asset. Additionally, volatility of investment performance may result in lower income recognition in some periods.

                           PILGRIM CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Incentive Management Fees Receivable is reported separately on the Company's condensed consolidated balance sheet.

INCOME TAX. Deferred tax assets and liabilities are initially recognized for temporary differences between the consolidated financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes". Under SFAS 109 deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using tax rates in effect for the year in which differences are expected to reverse.

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

The following is a reconciliation of the basic and diluted EPS computations for the three and nine months ended June 30, 1998 and 1999 (amounts in thousands, except per share amounts):

                                                     Three months ended     Nine months ended
                                                           June 30,              June 30,
                                                     ------------------     -----------------
                                                       1999       1998       1999       1998
                                                      ------     ------     ------     ------
Net earnings for basic and diluted EPS                $3,417     $2,679     $9,922     $6,261
                                                      ======     ======     ======     ======

Shares of common stock and common stock equivalents:
  Average number of common
    shares used in basic computation                   5,154      5,745      5,273      5,769
  Effect of dilutive securities - options                767        945        784        811
                                                      ------     ------     ------     ------
  Average shares used in diluted computation           5,921      6,690      6,057      6,580
                                                      ======     ======     ======     ======

Net earnings per share:
  Basic                                               $ 0.66     $ 0.47     $ 1.88     $ 1.09
                                                      ======     ======     ======     ======
  Diluted                                             $ 0.58     $ 0.40     $ 1.64     $ 0.95
                                                      ======     ======     ======     ======

COMPREHENSIVE INCOME Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes to equity during a period except those resulting from investments by owners and distribution to owners. The SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The SFAS requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial condition. No earnings per share disclosure of the effect of comprehensive income is required under the SFAS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is a holding company that, through its wholly owned subsidiaries, provides investment management and related services for eighteen open-end Funds, one closed-end Fund and six Structured Finance Products.

RESULTS OF OPERATIONS
The following table presents comparative quarterly data regarding assets under management, Fund share sales and increases in Structured Finance Products assets for the four quarters ended June 30, 1999:

                                  PILGRIM FUNDS
                         SELECTED FUND DATA (unaudited)
                                   ($000,000)

                               June 30,   March 31,  December 31,  September 30,
                                 1999       1999         1998          1998
                               --------   ---------  ------------  -------------
Open-End Funds:
 Beginning Assets               $1,827.1   $1,899.9    $ 1,614.3     $ 1,786.3
 Acquired Fund Assets            1,548.8        N/A          N/A           N/A
 Direct Sales                      154.8      105.1        178.7         210.0
 Direct Redemptions               (194.3)    (138.3)       (85.1)        (91.7)
 Exchanges In (Out)(1)               2.5       (8.4)         2.1          (8.5)
 Investment Activities (2)         149.2      (31.2)       189.9        (281.8)
                                --------   --------    ---------     ---------
 Ending Assets                   3,488.1    1,827.1      1,899.9       1,614.3
                                --------   --------    ---------     ---------

CLOSED-END FUNDS: (5)
 Beginning Assets                1,733.2    1,751.3      1,663.4       1,574.6
 Direct Sales (4)                   7.60       1.00         28.0          71.6
 Investment Activities (2)         (10.0)     (19.1)        59.9          17.2
                                --------   --------    ---------     ---------
 Ending Assets                   1,730.8    1,733.2      1,751.3       1,663.4
                                --------   --------    ---------     ---------

STRUCTURED FINANCE PRODUCTS: (6)
 Beginning Assets                2,166.7    2,068.3      1,896.0       1,378.5
 Increases (3)                     173.0       98.4        172.3         517.5
                                --------   --------    ---------     ---------
 Ending Assets                   2,339.7    2,166.7      2,068.3       1,896.0
                                --------   --------    ---------     ---------
 Ending Assets Under Management $7,558.7   $5,727.0    $ 5,719.5     $ 5,173.7
                                ========   ========    =========     =========
----------
(1)  Net exchanges from (to) the Company's sponsored money market fund.
(2) Investment activities include net investment income, realized gain/(loss), change in appreciation/(depreciation) and net cash distributions to shareholders. Investment activities for closed-end funds include assets acquired using borrowed funds.
(3) Includes assets accumulated in Structured Finance Product transactions that had not closed as of the related quarter end date. Such transactions were in the ramp up stages at those dates.
(4) Registration statements covering securities to be issued pursuant to a Cash Purchase Plan and a Shelf Offering for Prime Rate Trust (the "PPR Programs") were filed with the Securities and Exchange Commission and are now effective.
(5) The Company's Closed-end Fund is allowed to borrow up to 33 1/3% of assets for investment purposes.
(6) Structured Finance Products are capitalized primarily through debt financing by a special purpose entity created for each product. The debt is typically secured by the assets of the particular Structured Finance Product.

QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

Net earnings for the June 30, 1999 quarter amounted to $3.4 million or $.58 per diluted share compared to net earnings of $2.7 million or $.40 per diluted share for the quarter ended June 30, 1998.

REVENUES. Revenues for the June 30, 1999 quarter were $13.8 million, an increase of $1.1 million or 9% over revenues for the June 30, 1998 quarter.

Management and administrative fees, the Company's largest revenue source, were $7.6 million in the current quarter, an increase of $1.5 million or 25% compared to the June 30, 1998 quarter. These revenues are derived from the Company's open-end and closed-end Funds, which averaged $4.2 billion in assets under management during the current quarter, an increase of $1.0 billion or 33% over Fund assets under management in the quarter ended June 30, 1998; $680 million of this increase was attributable to the average net assets of NACM held since May 21, 1999. Structured Finance Product management fees increased $1.3 million or 62% over the comparable quarter as a result of the increase of Structured Finance Product month end average assets under management of $1.0 billion or 88%.

Distribution fees of $2.2 million for the quarter ended June 30, 1999 was flat compared to the quarter ended June 30, 1998, even though Fund average net assets which generate distribution fee income increased $855 million or 51% during the comparable quarters. The relatively flat distribution fee income for the periods is attributable to the fact that the Company sold its B Share DAC asset and the related rights to receive 0.75% of the 1.00% annualized distribution fees paid by the Funds' B Share assets effective September 30, 1998. The Company amended its B Share sales agreement to include the B shares of the NACM Funds that the Company acquired in May 1999. Accordingly, no related B Share distribution fees were recorded during the current quarter. This decrease in distribution revenues due to the B Share sale was offset in the June 30, 1999 quarter end due to distribution fees being received on the NACM Funds (excluding the B Shares sold) for the period from May 21, 1999 to June 30, 1999.

Commission revenue for the quarter ended June 30, 1999 was $81,000, a decrease of $1.4 million or nearly 100% compared to the June 30, 1998 quarter. Commission revenue consists of commissions from the sales of the Company's open-end funds, CDSC fees earned and commissions from the sales of shares of Pilgrim Prime Rate Trust. The commissions from open-end funds was $56,000 for the quarter ended June 30, 1999, a decrease of $588,000 compared to the quarter ended June 30, 1998. This decrease was attributable to the decrease in sales of the open-end funds, which were $154.8 million for the June 30, 1999 quarter, a decrease of $204.5 million or 57% over the June 30, 1998 quarter. The commission revenue from CDSC fees was $14,000 for the quarter ended June 30, 1999, a decrease of $89,000 or 86% compared to the quarter ended June 30, 1998. The decrease in CDSC fees is due to the sale of the B Share DAC asset which resulted in no CDSC fees being collected on B Share assets in fiscal 1999. The commission revenue from the sales of Pilgrim Prime Rate Trust under the PPR Programs was $11,000 for the quarter ended June 30, 1999 a decrease of $717,000 or 99% from the June 30, 1998 quarter. The decrease in commissions on sales of shares of Pilgrim Prime Rate Trust is due to a reduced market premium over net asset value during the current period.

Investment and other income for the June 30, 1999 quarter was $562,000, a decrease of $219,000 or 28% over the June 30, 1998 quarter. The decrease is attributable primarily to three factors. First, income from the Company's investments in Structured Finance Products decreased by $496,000 to $123,000 for the quarter. This decrease was a result of the ongoing evaluation of the expected future cash flows of the Structured Finance Products, and the resulting adjustment to the carrying value of the Structured Finance Products (See Notes to Condensed Consolidated Financial Statements "Investments"). This decrease was offset by a gain of $208,000 recognized on the early termination of the Company's lease and related sublease in Century City, CA. Finally, the Company recognized gains of $65,000 in the current quarter on sales of its B Share DAC asset which the Company began selling in the current fiscal year.

EXPENSES. Total expenses, excluding amortization, depreciation and interest expense, for the current quarter were $7.2 million, an increase of $600,000 or 9% compared to the June 30, 1998 quarter. This net increase in expenses was primarily a result of a $110,000 increase in general and administrative expenses due to an increase in personnel and compensation and a $497,000 increase in selling expenses due to the Company's acquisition of the NACM Funds. Until May 21, 1999, the Company was reimbursed its direct expenses of distributing the NACM Funds. The Company had entered into an agreement in January 1999 with NACM to acquire the right to manage the NACM Funds and completed this transaction on May 21, 1999. Per an agreement with NACM dated February 1, 1999 the Company's broker dealer subsidiary, PSI, began distributing shares of the NACM Funds. NACM agreed to reimburse the Company for the direct costs of selling shares of the NACM Funds up to certain limits based on the expenses incurred. The Company reduced its selling expenses by $1.3 million for the quarter ended June 30, 1999 for the reimbursed costs of distributing the NACM Funds from April 1, 1999 through May 21, 1999.

Interest expense was $313,000 in the quarter ended June 30, 1999, a decrease of $45,000 or 13% compared to the quarter ended June 30, 1998. The decrease in interest expense between quarters is primarily attributable to the sale of the DAC asset in December 1998. The funds received in December from the sale of the DAC asset were used to pay down debt outstanding under the Company's Credit Agreement. This decrease was partially offset in the June 30, 1999 quarter due to the funds that were borrowed on May 21, 1999 to purchase the NACM Funds (see "Liquidity").

Amortization and depreciation expenses decreased $676,000 primarily as a result of the sale of the B Share DAC asset. The DAC Asset consisted of commissions paid on the sale of certain Funds shares. Prior to the sale of the B Share DAC asset these commissions were capitalized and amortized over a six-year period. The Company began selling C shares in conjunction with the NACM Acquisition in May 1999. The Company pays a 1% commission to the broker for C shares sold and amortizes these costs over 1 year.

NINE MONTHS ENDED JUNE 30, 1999 TO NINE MONTHS ENDED JUNE 30, 1998

Net earnings for the nine months ended June 30, 1999 were $9.9 million or $1.64 per diluted share compared to $6.3 million or $.95 per diluted share for the nine months ended June 30, 1998.

REVENUES. Revenues for the nine months ended June 30, 1999 were $38.7 million, an increase of $9.1 million or 31% over revenues for the nine months ended June 30, 1998.

Management and administrative fees were $21.1 million in the current nine months; an increase of $4.7 million or 29% compared to the nine months ended June 30, 1998. These revenues are derived from the Company's open-end and closed-end Funds, which averaged $3.8 billion in assets under management during the first nine months of the current fiscal year, an increase of $967 million or 35% over Fund average net assets under management in the nine months ended June 30, 1998: $227 million of this increase was attributable to the average net assets of NACM held since May 21, 1999. Structured Finance Product management fees increased $6.0 million or 162% over the comparable nine months as a result of the increase of $1.3 billion or 164% in Structured Finance Products month end average assets under management.

Distribution fees of $4.7 million, for the nine months ended June 30, 1999 decreased $206,000 or 4% compared to the nine months ended June 30, 1998, even though fund average net assets which generate distribution fee income increased $701 million or 52% during the comparable nine months. The decrease in distribution fee income is attributable to the Company's sale of its B Share DAC asset on December 11, 1998 and the related rights to receive 0.75% of the 1.00% annualized distribution fees paid by the Funds' B Share assets. The Company amended its B Shares sales agreement to include the B Shares of the NACM Funds that the Company acquired in May 1999. Accordingly, no related B Share distribution fees were recorded for fiscal 1999. This decrease in distribution revenues due to the B Share sale was offset in fiscal 1999 by distribution fees being received on the NACM Funds (excluding the B Shares sold) for the period from May 21, 1999 to June 30, 1999.

Commission revenue for the nine months ended June 30, 1999 was $407,000, a decrease of $1.9 million or 82% compared to the nine months ended June 30, 1998. Commission revenue consists of commissions from the sales of the Company's open-end funds, CDSC fees earned and commissions for the sales of shares of Pilgrim Prime Rate Trust. The commissions from open-end funds was $322,000 for the nine months ended June 30, 1999, a decrease of $1.1 million compared to the nine months ended June 30, 1998. This decrease was attributable to a decrease in sales of the open-end funds which were $438.6 million for the nine months ended June 30, 1999, $403.6 million or 48% lower than the nine months ended June 30, 1998. The commission revenue from CDSC fees was $14,000 for the nine months ended June 30, 1999, a decrease of $176,000 or 93% compared to the nine months ended June 30, 1998. The decrease in CDSC fees is due to the sale of the B Share DAC asset which resulted in no CDSC fees being collected on B Share assets in fiscal 1999. The commission revenue from the sales of Pilgrim Prime Rate Trust under the PPR Programs was $71,000 for the nine months ended June 30, 1999 a decrease of $657,000 or 90% from the nine months ended June 30, 1998. The decrease in commissions on sales of shares of Pilgrim Prime Rate Trust is due to a reduced market premium over net asset value during the current fiscal year.

Investment and other income for the nine months ended June 30, 1999 was $2.8 million, an increase of $543,000 or 25% over the nine months ended June 30, 1998. The primary factors contributing to the increase were as follows: 1) income from the Company's investments in Structured Finance Products increased by $940,000 to $1.8 million as a result of three additional Structured Finance Product investments which closed after June 30, 1998. The Company had Structured Finance Product investments of $20.3 million as of June 30, 1999 versus $10.0 million at June 30, 1998; 2) an increase of $294,000 reflecting gains on sales of B Share DAC assets which began in the current year; 3) a gain of $208,000 in the current period recognized on the termination of the Century City lease; 4) a decrease of $720,000 due to the gain the Company recognized on the sale of its investments in the Pilgrim Funds made in prior periods; and 5) a decrease of $211,000 in dividend income on the Company's investments in those Funds.

EXPENSES. Total expenses, excluding amortization, depreciation and interest expense, for the nine months ended June 30, 1999 were $19.8 million an increase of $4.5 million or 29% compared to the nine months ended June 30, 1998. This increase was primarily a result of a $3.2 million increase in general and administrative expenses due to an increase in personnel and compensation, a $1.3 million increase in selling expenses primarily related to a increase in the Company's sales and marketing costs in the nine months ended June 30, 1999 reduced by expense reimbursements due to the Company for distributing shares of the NACM Funds from February 1, 1999 until May 21, 1999 when the NACM Funds were purchased by the Company. The Company entered into an agreement during January 1999 with NACM to acquire the right to manage the NACM Funds and as of February 1, 1999 the Company's broker dealer subsidiary, PSI, began distributing shares of the NACM Funds. NACM agreed to reimburse the Company for the direct costs of selling shares of the NACM Funds up to certain limits based on the expenses incurred. The Company reduced its selling expenses by $2.3 million for the nine months ended June 30, 1999 for the reimbursed costs of distributing the NACM Funds from February 1, 1999 through May 21, 1999.

Interest expense was $647,000 for the nine months ended June 30, 1999 a decrease of $103,000 or 14% compared to the nine months ended June 30, 1998. The decrease in interest expense between the comparable periods is primarily attributable to the sale of the DAC asset in December 1998. The Company was reimbursed by the purchaser of the DAC asset for the interest expense that the Company incurred related to borrowings between the effective date of the sale, September 30, 1998, and the date the funds were received at the closing of the transaction in December 1998. The funds received in December from the sale of the DAC asset were used to pay down debt outstanding under the Company's Credit Agreement. This decrease was partially offset due to the funds that were borrowed on May 21, 1999 to purchase the NACM Funds (see "Liquidity").

Amortization and depreciation expenses decreased $1.4 million primarily as a result of the sale of the B Share DAC asset. The DAC asset consisted of commissions paid on the sale of certain Funds' shares. Prior to the sale of the B share DAC asset these commissions were capitalized and amortized over a six-year period. The Company began selling C shares in conjunction with the NACM Acquisition in May 1999. The Company pays a 1% Commission to the broker for C shares sold and amortizes these costs over 1 year.

LIQUIDITY

The Company's principal liquidity needs arise in connection with general and administrative expenses, selling expenses, including commissions paid by the Company in connection with the sale of Fund shares, and investments made by the Company in connection with the management of Structured Finance Products. The Company also purchases shares of its common stock pursuant to authorization given by its board of directors. The Company's principal sources of liquidity and capital resources include cash flow from operations and borrowings available under a $75 million credit agreement ("the Credit Agreement"). During the first nine months of fiscal 1999, the Company's operations provided net cash of $5.3 million and the Company used $27.6 million of net cash in its investing activities, including $25.5 million invested on May 21, 1999 in the management contracts of NACM, and $4.0 million used for the Company's equity investment in a new Structured Finance Product asset which was partially offset by $2.1 million in principal distributions received by the Company from these investments. The Company had a net increase in cash from financing activity due to the $34.1 million received from the ongoing sales of the DAC asset offset by $9.7 million in purchases of the Company's stock and an increase in borrowings of $668,000.

One of the Company's principal uses of cash is the payment of commissions in connection with the sale of B Shares. Such costs are capitalized as DAC assets and are recovered through distribution fees and CDSC fees received from the B Share assets. On December 11, 1998, the Company sold its September 30, 1998 DAC asset for $26.5 million and agreed to sell any DAC assets generated through B Share sales through November 1999, (B Share Sales Agreement") with a right of first refusal on a two-year extension thereafter. In May 1999 the Company amended the B Shares Sales Agreement to include future sales of the newly acquired NACM Funds' B shares to increase the B shares sales limit to $50 million, and to extend the initial term to November 2000. The purchaser of the DAC asset is entitled to 0.75%, annualized, in distribution fees paid from B Share assets and all CDSCs received from any redemptions of the related B Shares. If the Company's B Shares Sales Agreement expires and the Company is unable to sell its DAC assets or to borrow to fund commissions, the Company's ability to finance the continued sale of open-end Fund B Shares could be adversely effected.

The Company uses a significant portion of its cash to invest in Structured Finance Products that it manages. The Company may be required to invest an agreed upon percentage in each new Structured Finance Product on the date the transaction closes. If the Company was unable to generate funds from operations or to borrow funds needed to invest in new Structured Finance Products this could have an adverse effect on the Company's ability to continue to close and manage additional Structured Finance Product assets. As of June 30, 1999 the Company had $20.3 million invested in Structured Finance Products.

The Company intends to continue funding its investment management operations with cash provided by operations and with borrowings obtained under the Credit Agreement. The Company's Credit Agreement was amended and restated on May 21, 1999, and allows the Company or the Company's wholly owned subsidiary Pilgrim Group, Inc. ("PGI") to borrow up to $25 million in term debt ("Term Debt") and $50 million in revolving loans ("Revolver"). The Term Debt was used for the purchase of the NACM Funds and has a four-year repayment schedule. The Revolver can be used for various purposes including (i) general corporate working capital; (ii) acquisition of investment management contracts; (iii) financing of commissions paid by the Company in connection with sales of Fund shares subject to a contingent deferred sales charge, (iv) financing Structured Finance Product investments and (v) repurchasing Company stock. The agreement contains restrictive covenants which require PGI and the Company to maintain certain financial ratios and prohibits certain "restricted payments" including dividends by the Company to its shareholders. Borrowings under the Credit Agreement are collateralized by a pledge by the Company of the stock of PGI, by a pledge of PGI of the stock of its wholly owned subsidiaries, by a security interest in the assets of the Company, PGI and PGI's wholly owned subsidiaries, Pilgrim Investments, Inc. ("PII") and Pilgrim Securities, Inc., and by a guarantee by PGI's wholly owned subsidiary, PII.

At June 30, 1999 the Company had approximately $24.1 million in Term Debt and $7.0 million in Revolver debt outstanding under the Credit Agreement and had approximately $43.0 million additional borrowings available.

On August 5, 1997, the Company's  Board of Directors  approved  purchasing up to
750,000 shares of its common stock from time to time in open market transactions. The Company may use cash generated from operations or borrowings obtained under the Credit Agreement to purchase the shares. As of June 30, 1999, the Company had purchased 729,150 shares pursuant to this authorization. In August 1998, the Company's Board of Directors approved the purchase from time to time of an additional 500,000 shares of common stock.

SUBSEQUENT EVENT

On July 22, 1999 the Company entered into a merger agreement with ReliaStar Financial Corp. and its wholly owned subsidiary, Northstar Holdings, providing for the merger of the Company with and into Northstar.

Under the terms of the merger agreement, upon consummation of the merger each outstanding Pilgrim Share will be converted into the right to receive .50 shares of ReliaStar common stock plus $12.50 in cash subject to certain possible adjustments. The merger agreement contemplates that the merger will be accounted for under the purchase method of accounting and will be tax free to the Company's stockholders as to the shares of ReliaStar common stock that they receive. Consummation of the merger is subject to customary conditions, including approval by the Company's stockholders.

YEAR 2000

Many existing computer programs only use two digits to identify a year in the date field. The change from 1999 to 2000 may cause many computer applications to fail or create erroneous results. The endeavor to correct this year 2000 problem has commonly become known as Y2K and affects virtually all companies.

The Company is working to ensure that its information technology systems ("systems") will, along with those of its third party service providers ("third parties" or "third party"), continue to function properly upon the arrival of the year 2000. The Company has developed and is implementing a comprehensive Y2K plan (the "plan") to complete all internal system upgrades or conversions by the fourth quarter of fiscal 1999. A significant part of the plan involves upgrading hardware and software to newer versions that have been certified to be Y2K compliant. To date, most of the Company's current hardware and software systems have been certified, by the manufacturers, as Y2K compliant. Based on the Company's plan, it is estimated that incremental expenses for the Y2K project will not have a material impact on the Company's operations or financial results. To date, the Company has spent approximately $817,000 on upgrading its hardware and software systems to those that are Y2K compliant and to accommodate the Company's growth. The Company estimates that the remaining cost to complete the implementation of the plan will be between $50,000 and $200,000. The Company will use its own cash or to the extent available borrow from its line of credit for any Y2K expenditure. It is the Company's policy to capitalize all costs for hardware and software that have a useful life of over one-year. The cost of these assets will be depreciated based on the estimated useful life. Costs for remediation and testing are expensed as incurred.

The Company is measuring its progress by following the three action phases outlined in its plan: Assessment, Remediation/Implementation and Testing. The Assessment phase included completing an inventory of all-internal and external systems, office equipment, third party dependencies, physical facilities, business issues and creating a budget and strategy to address the Y2K issue. The Remediation/Implementation phase includes upgrading or replacing hardware and software systems, issuance of Company statements of Y2K readiness, compliance with regulatory disclosure requirements, development of a Y2K contingency plan and contacting and monitoring third parties. The Testing phase includes several levels of testing some of which rely upon third parties. The Company must test internal systems on a stand-alone basis and also complete point-to-point testing with some third parties. Additionally, the Company will obtain the results of certain third party testing that will be conducted on behalf of the Company and its affiliates on an industry wide basis. The table below summarizes the status of the Company's Y2K readiness.

                             STATUS OF Y2K READINESS

                                    % Completed
    Y2k Plan Phase               As of July 1, 1999       Completion Target Date
    --------------               ------------------       ----------------------
   Assessment                           100%                     01/31/99
   Remediation/Implementation            99%                     09/30/99
   Testing                               95%                     10/31/99

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

Below is a summary table that sets forth the most current Y2K status as disclosed by certain of the Company's mission critical third parties:

                    MISSION CRITICAL THIRD PARTY - Y2K STATUS

Third Party                      Current Status                      Last Update
-----------                      --------------                      -----------

Fund Transfer Agent    The five major systems of the Transfer Agent      6/99
                       system are Y2K ready. Testing of contingency plan will continue through 1999.

Fund Custodian         The information technology (IT) applications:     6/99
                          Correction                   99% complete
                          Testing & Implementation     99% complete

                       Ninety three percent (93%) of the sub-custodian   6/99
                       net work has been assessed to have a "high degree" of Y2K readiness.

Fund Accounting Agent  Achieved goal of Y2K readiness production         6/99
                       environment by 12/98. Testing will continue throughout 1999.

Communication Vendors  Both vendors have remediation and renovation      7/99
                       well under way.

Electrical Vendor      All IT and non IT systems have been inventoried.  6/99
                       All renovations are scheduled for completion by mid 1999.

Corporate Banker       Systems are compliant. Testing continues          4/99
                       through mid-1999

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

                                 PART II - OTHER
                                   INFORMATION


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 The Fourth Amended and Restated Credit Agreement by and between the Company and US Bank National Association dated as of May 21, 1999

          27.0  Financial Data

     (b)  Reports on Form 8-K.

          The Company filed one report on Form 8-K on July 28, 1999 reporting the execution of a plan and agreement of merger reached with ReliaStar Financial Corp. to acquire the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PILGRIM CAPITAL CORPORATION


Date: August 13, 1999                  /s/ James R. Reis
                                       -----------------------------------------
                                       James R. Reis
                                       Vice-Chairman and Chief Financial Officer
                                       (Principal Accounting Officer)